Form 10-K
period 2010-12-31
ONLINE DISRUPTIVE TECHNOLOGIES, INC.
filed 2011-03-09
CIK 1498380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to __________________

Commission file number: 333-168698

Online Disruptive Technologies, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-1404923
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

3120 S. Durango Dr. Suite 305, Las Vegas, Nevada 89117
(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: 702-579-7900

N/A
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of Exchange on which registered

Securities registered pursuant to Section 12(g) of the Act

Common Stock, no par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[ ] Yes [X] No

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act from their obligations under those sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
(Not Applicable)[ ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $18,000, based on 1,800,000 common shares held by non-affiliates and the last sale prior to June 30, 2010 being $0.01.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
[ ] Yes [ ] No

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 24,000,100 shares of common stock as at March 7, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

PART I

This annual report on Form 10-K contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations. In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this annual report on Form 10-K include statements about:

  Our business plans,

  Our ability to raise additional finances,

  Our anticipated users for the website,

  Our design of our website, and

  Our future investments and allocation of capital resources.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

  General economic and business conditions,

  Our ability to complete our website,

  Our ability to attract users to our website,

  Our lack of operating history,

  Our reliance on our sole director and officer, and

  The risks in the section of this annual report entitled “Risk Factors”,

any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements and any assumptions upon which they are based are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results

As used in this report, the terms “we”, “us” and “our” mean Online Disruptive Technologies, Inc. and our wholly-owned subsidiary Relaitonshipscoreboard.com Entertainment, Inc. In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

ITEM 1. BUSINESS

Corporate History

We were incorporated in the State of Nevada on November 16, 2009 under the name “Online Disruptive Technologies, Inc.” with authorized capital of 500,000,000 shares of common stock with a par value of $0.001 per share and 20,000,000 shares of preferred stock with a par value of $0.001 per share. On March 24, 2010, we entered into a share purchase agreement with Benjamin Cherniak, whereby we acquired all of the issued and outstanding shares of Relationshipscoreboard.com Entertainment, Inc. in consideration for the issuance of 16,000,000 of our common shares. RSE was incorporated in the State of Nevada on November 16, 2009. There were no related party interests in the acquisition of Relationshipscoreboard.com Entertainment, Inc.

Our Business

Overview of Website

Our business plan for our website is based solely on Mr. Cherniak's experience, as described in the section “Business Experience”.

We own the domain name “RelationshipScoreboard.com” and have commenced the development of our flagship social networking website. The premise behind RelationshipScoreboard.com (“RS.com”) is that we as human beings are curious about relationships and their inner workings. Everyone wants to know what defines a good relationship, what elements make a relationship work, and how much each partner should invest and contribute into the relationship in order to make it function on a balanced basis. We believe this website will provide objective perspectives on what people value most in a relationship and it will help people ease their concerns about their own interactions.

To learn about celebrity relationships, we read gossip magazines such as US Weekly, Star, and The Enquirer. We peruse gossip websites such as TMZ.com and perezhilton.com and we watch shows like Entertainment Tonight to delve into the lives of others. We want to know who is dating who, who is getting married, who is cheating, who is breaking up and who is getting divorced. We debate amongst ourselves whether we think a specific couple is a good fit for one another, and how long we think the relationship will last. This curiosity applies not only to celebrity relationships but within our own social networks as well.

Social networking websites are designed to keep people connected and essentially to build an online community. We believe that RS.com will serve as an interactive website where people can socialize, share relationship advice and score others' relationships based on a series of questionnaires. While the evaluation of others and their interpersonal relationships tends to be a serious topic of discussion, the purpose of this website is to add a comedic or anecdotal edge to the relationship subject matter. We believe that the entertainment value of rating relationships of others will keep people coming back for more and therefore continually enhance the traffic of the website.

While people are prone to subjectively judging the relationships of others, the unique feature of RS.com is that it will provide a series of mathematical algorithms to provide for much more scientific means of achieving a relationship score. Using its array of formulas and algorithms, RS.com will allow its users to (a) evaluate whether a given relationship is functional or not; (b) determine which partner is “winning” the relationship battle (the definition of “winning’ being getting more out of the relationship than the other party); (c) guesstimate how long the relationship will last; and (d) consider with whom the relationship partners would be better off aligning themselves. Users will have the ability to answer a series of questions regarding any specific relationship, which will in turn help “score” the relationship. The scoring options will include friends' relationships, relationships of strangers, and celebrity relationships as well, depending on which sections of the website they choose to enter. With such a broad base of social media users, the opportunity to attract people to the website will be within arm's reach. We believe that RS.com's unique attributes will allow it to succeed in attracting attention and traffic amongst the vast array of social networking websites.

Current Stage of Development of the Website

Our website is not complete. Our publically visible website currently contains our logo, a message that the website is under construction and the option to sign up to our mailing list. Within the context of our development site, we have substantially completed the graphical components of our website, including the logo and basic framework of the website. We have completed and integrated a basic version of the mathematical algorithms that score the particular relationships. As well, we have completed the development of the user registration and couple nomination aspects of the website. We anticipate that the initial version of the website containing the core functionality (i.e. the scoreboard itself) will be launched early in the second quarter of 2011.

Components of Website

There will ultimately be several components to the website and the interface will include the following:

1.	The Scoreboard
2.	The Advice Corner
3.	Editorials
4.	The Online Store
5.	The Forum

All of the components of the website will be accessible from our homepage: www.relationshipscoreboard.com. We anticipate directing all our users to one URL, through which the users can access all of the components of the website.

We anticipate that we will launch the initial version of the site early in the second quarter of 2011. We anticipate that in Q2/Q3 of 2011, we will expand the website to include the remaining components contemplated. We anticipate that in Q4 of 2011, we will begin the integration of our website with other social media websites.

The Scoreboard

The scoreboard section will contain several mathematic questionnaires designed to assess existing relationships. Visitors can score relationships that have already been nominated for assessment or they can propose a new relationship for prospective analysis. A search tool will allow for users to scan the site by last name to see if the couple has already been nominated. The nominated relationships will be segregated by the geographic region (country state/province, city) in which the subjects of the relationship reside. Users must adhere to the following steps in order to nominate a relationship:

A. Step 1

The first step in the process would be to sign up and become a member of the site. Only a small amount of detail will be required during the registration process. This will include: name, site nickname or alias, avatar image, age, email address, username and password, how they found the site, and lastly if they would like to receive site updates and upcoming event information in the future (opt-in settings).

B. Step 2

The second step will require the nominator to input the names of the people in the relationship to be evaluated. They must first designate the country, state and city where the subject couple resides. The nominator should provide background information about the couple and describe the context of the relationship in question. They can post all of this with either their own name, with their site nickname or anonymously. There will also be an option to upload a picture of the couple who is being nominated. They will then be prompted to classify the type of relationship being evaluated as this will dictate the specific questionnaire to be used for the evaluation process. In the future, once the site is fully established, nominators may have the ability to modify or enhance the questions that will appear in the scoreboard; however, in the first version the questionnaires will be predetermined. Although in certain circumstances RS.com may create conflict or strain between family, friends, and the two individuals in the relationship, the goal is to have fun and keep everyone entertained.

Moreover, users can choose to nominate their own relationship, and they will be able to answer the questionnaire themselves before sending off the request to friends and family. This will provide insight for others to see how the nominee views their own relationship. They can also choose to score it anonymously.

As an added entertainment publicity stunt, users may choose to nominate a celebrity couple for scoring. For example, Sandra Bullock and Jesse James’ relationship has been in the news and scoring of their relationship may generate a tremendous response. We anticipate that RS.com will participate by nominating our own celebrity couples, and will also nominate a couple of the week in order to draw attention to this feature. We anticipated that the celebrity section will be a popular destination for site users. The celebrity relationships area will be updated frequently with new celebrity relationships, and postings of celebrity relationship gossip. It is our hope that once RS.com reaches critical mass, a partnership with a site like TMZ.com can become reality. We believe that this will ultimately help increase traffic at RS.com. When a TMZ.com visitor sees an update or gossip on a celebrity's relationship, that user will have the ability to “score” that relationship by going to TMZ.com's partner site, RS.com. Conversely, RS.com will have a link to TMZ.com. To date, we have not started any discussions with any website to partner with.

C. Step 3

The third step in the process will allow the nominator to share the questionnaire with his or her friends, or to publish the couple publicly so that anyone can score the relationship. The nominator will see a popup screen asking “what friends would you like to share this scoreboard with?” There will be two possible ways of selecting friends. The first option will allow the nominator to fill in email addresses into a pop up screen, with a personalized message indicating who the friends will be scoring etc. A link will be provided in the email sent out directing the friends to the scoreboard page. In order for the friends to fill out the scoreboard, registration will not be required, and each friend will have the option of scoring and posting anonymously or with the use of their own name. RS.com understands that inputting individual email addresses into a popup menu can be tedious and time consuming. One of the benefits of being a member of the website will be to have a personal friend list. This list, where each user will be able to add their other registered RS.com friends, will be present when sending out the scoring invitation. Only a check mark will be required next to each friend with whom the nominator chooses to share the questionnaire. Another option which would be extremely efficient will be to create a “Facebook application” which will provide each registered RS.com user with the ability to login to his or her Facebook account and access their list of Facebook friends. This will benefit the user due to ease of use, but will be equally beneficial to RS.com since having a Facebook application will help to enhance its validity and site appeal.

If the nominator wishes to publicize this relationship entry without restriction, no selection of friends is necessary. Both members and non-members will be able to access and score the couple’s relationship without invitation in this case. With an unbiased audience owing no loyalty to either party, scoring their relationship should provide a fairly accurate outsider’s perspective. Although friends may know the couple better than complete strangers, friends may also be very hesitant to express their true feelings.

At the bottom of every private and public score sheet, each scorer will have the option of adding a comment. These comments will not be part of the actual posting section and therefore will not require the scorer to be a member in order to fill it out. Furthermore these comments will not affect the total score.

As detailed below, each nominated relationship is scored in a number of different ways based on respective sets of approximately 20 weighted questions. The responses to each question are then weighted depending on the relative importance of the subject matter of the particular question. Ultimately, the sum of the individually weighted scores will produce the aggregate score as calculated by the visiting reviewer. A detailed explanation of how the points are calculated will be provided to each user. Of course, there are different types of relationships and as such there will be different relationship categories to choose from. The questions will vary depending on the relationship type designated. Initially, all relationships will fall into one of four categories as outlined below:

1.	Dating or married (with kids)

2.	Dating or married and living together (without kids)

3.	Adult Dating – living separately

4.	High School dating

Additional categories can be introduced based on demand as the site grows in popularity. It is recognized that the relationship scoring criteria that are important for a couple in high school are materially different from those that would concern a married couple. As an example, a relevant question for a married couple might be whether or not both parties share a similar view towards having children and building a family. For most high school students, building a family is not yet on the radar screen. A more relevant question for someone in high school might be whether both parties are equally popular or physically attractive.

While the questions in each category are adjusted according to the nature of the relationship, the end result is the same in that for any category, three unique score results are generated as follows:

1.

An aggregate score out of 100 with 0 being a completely dysfunctional relationship and 100 being a perfectly harmonious relationship. Based on the final score of any score sheet, RS.com will automatically generate an appropriately succinct summary of the relationship. Examples would be as follows:

Score of 80-100: This is clearly the love of a lifetime.

Score of 60-79: The relationship is working. Congratulations.

Score of 40-59: This relationship is on the Watch List with negative implications.

Score of 20-39: Better call the lawyers and begin dividing the assets.

Score of 19 or less: Do whatever you have to but try not to kill each other.

2.

A separate score for each of the two partners to determine which partner is winning in the relationship and which is losing. While we do not generally tend to associate relationships with the concept of winning or losing, it is clear that from time to time one partner is benefiting more from the relationship while the other is getting the short end of the stick. In a culture that embraces winners, RS.com will mathematically designate the partner of the subject relationship that has seized greater benefit from the relationship, often at the expense of the other partner. The ideal relationship will have a balanced scored of 50 points for each partner, while a score where the two partners are close to the extremes of 0 or 100 implies that one of the two partners is winning the relationship hands down. Again, RS.com will generate an appropriate saying based on the results. Examples in respect of a particular partner’s score would be as follows:

Score of 80-100: Get the referee to stop this beating.

Score of 60-79: Congratulations, we have a winner.

Score of 40-59: Don't look now but we are in the range of relationship bliss.

Score of 20-39: Better dust off the number for your divorce lawyer.

Score of 19 or less: Ouch. Remember that suicide is not an option.

3.

A final scoring system will be used to determine how much longer the scorer perceives that the given relationship will last. The scorer will have the option of either inputting an amount of time up to 100 years or following the lead of a previous scorer who has established a baseline prediction that subsequent scorers must simply guess whether the relationship duration will be over or under the designated baseline. This is analogous to the concept of the “over/under” betting proposition in sports where the bettor guesstimates whether the combined score of the two teams will exceed or fall short of the designated “over/under” baseline. Similar to the other scores, an appropriate saying will be generated based on the overall score. Examples for high school dating might be as follows:

0-2 weeks: If you don't have free texting, break up now, it's not worth it!

2-4 weeks: Clearly your peers do not think very much of your “serious” relationship...

1-6 months: a few months... a few years... what's the difference?

6-12 months: as long as you two weren't planning on getting married, you guys seem to be doing alright.

1-2 years: Congratulations, you're officially in a real relationship!

Note that a multitude of “sayings” will be generated randomly on every score sheet. This will decrease the probability of users encountering the same results.

As an added bonus, after scoring the relationship, users will have the option to make suggestions on who they believe would be a better match for the nominees. They can even choose to upload a picture of the person they have proposed for hooking up. We anticipate that this will be a fun attention-grabber that will help generate more traffic to the site.

Additional Features of the Scoreboard:

1. Video Questionnaire

When initially nominating a relationship for review, the nominator will have the option of posting a video clip answering relationship questions created by RS.com. Once both members in the relationship are at the computer with the webcam on, they will be able to prompt the RS.com video questionnaire. Once initiated, a live screen will open and they will be able to record their video. The first question will appear on the bottom of the screen and they will be prompted to answer each question in under a minute. Once they have finished answering each question, they can click on the button “Next Question” which will be present below the screen. If the minute for any individual question is up, the prompter will automatically ask the next question. If some questions are too personal, the couple can choose to click on next question, which will help to avoid any embarrassment. This approach is more personal giving the friends and public a chance to see the couple interact with each other, and formulate their own opinions. Obviously it is preferred for the actual couple to use this feature, however even if the nominator is not one of the individuals in the featured relationship, that individual will still have the option of going through with the video questionnaire.

2. Comment Section

In any nominated relationship, whether accessible by the public at large or simply the subset community authorized, there will be an option for members to post comments at the bottom of the page. Comments can be posted on a public or anonymous basis. Only members will be able to post in this section (although they can post anonymously), adding additional incentive to sign up on RS.com.

Advice Corner

In the advice corner, similar to “Dear Abby,” users will be able to write to an advice columnist who will be online daily to respond to all relationship queries. The advice columnist will respond to the five most interesting questions of the day, and can also do weekly “chat sessions” with live questions and answers. We believe that this will be a popular feature since it will give the users a chance to get feedback on their important relationship questions. Although the website is light and fun, this can be an area where people are free to ask serious questions and get real advice from a professional, albeit one with a sense of humor. We believe that it will help add a sense of authenticity and legitimacy to RS.com. Initially the principals of RSE will serve as the expert dispensers of advice. In time, with the projected growth in traffic, we anticipate that we will engage celebrities to serve as the advice givers on a rotating basis.

Editorials

We anticipate that RS.com will be a destination for those seeking compelling articles related to dating, relationships, marriage advice, and other related topics. We anticipate that there will be both featured and guest editorial writers who wish to expand their following by providing free content as well as subscription-based content to our user base. This can be helpful for users who are hesitant or wary of posting their own questions at the advice corner. The guidance will be readily available to them through these postings and articles.

Online Store

At the online store, we anticipate that users will have the option of purchasing RS.com merchandise. Items will include funny t-shirts, mugs, key chains, and hats etc. with scoreboard 'final results' phrases such as: “My relationship has been scored and...we are meant for each other”, “Apparently it's over next week”, “My friends are so kind....” All of the merchandise will be tagged with the website name 'RelationshipScoreboard.com'. A “staff favorites” area of the store will be created where RS.com staff can give some suggestions as to what the customers should purchase. Other products may include flower bouquets (when the relationship is having problems), boxes of chocolates, lingerie, seductive music, candles, romance novels, Valentine’s Day gifts, restaurant coupons, wine, weekend getaway specials and babysitter services.

We anticipate that initially we will keep minimal inventory for our store and such inventory will be kept in our office. We do not anticipate using any sophisticated procurement. We anticipate that we will rely on third party suppliers to procure our merchandise. Sales at our online store are anticipated to be minimal until we obtain significant brand recognition.

Forum

Once traffic reaches a significant level, we anticipate that a forum will be introduced where members can select relationship driven topics and discuss with one another on an ongoing basis in an open forum. The forum would be moderated to ensure that all posts are appropriate.

Target Market

Social networking is defined as the interaction between a group of people who share a common interest. Social networking can be found in the workplace, churches, schools, etc. Over the last decade, the popularity of the Internet has led to the emergence of online social networking websites and an explosion in growth thereof. Traditional social networking websites are those that cater to the masses as opposed to specialized groups.

The primary target market for RS.com will be users between the ages of 13 and 45 due to the nature of the website. Given the partial focus on marital relationships, we believe that RS.com will garner reasonable attention from individuals in their thirties and forties. We believe that RS.com has similar characteristics to sites like Facebook and MySpace in that it keeps people connected and promotes social interaction; however, relationship scoring is an activity that we believe will hold particular appeal for high school, college, or university students. Teens and young adults are at the age when first relationships are becoming an important part of their lives and a significant topic of discussion, and we believe that they will be seeking approval from friends and family about their new love interests. We anticipate that RS.com will be yet another destination that will allow them to stay in touch with friends and share their ideas and opinions on these developing relationships. We anticipate that RS.com will be an online channel where they can feel free to express themselves without embarrassment or judgment. This website will provide an outlet to openly discuss the details of anything and everything related to the central ‘relationship health’ theme.

While the primary marketing efforts will be geared towards teens and young adults, we believe that there is significant potential to reach users between the ages of 25 and 55. We believe that adults are becoming more tech-savvy; learning to adapt to the modern forms of communication and social interaction, and they are seeking to reconnect with old friends and family. We believe that RS.com has the opportunity to help them do just that, in a fun and creative way.

Marketing Strategy

Marketing RS.com to the primary and secondary target markets will be executed through four distinct means:

Other Social Networking Websites

We anticipate that marketing to networks via Facebook, MySpace and Twitter will initially lead the way in bringing new users to the site and later, sites such as Bebo, Friendster, and similar websites can be used as valuable tools that will help market the website free of charge. Communities worldwide will have easy access to RS.com with the push of a button, and this type of exposure will help create a buzz.

Search Engine Optimization

Search Engine optimization is defined as the process of increasing traffic to a website via search engines, such as Google and Yahoo. The higher up in the search results list, the more people will ‘click through’ to visit the website. We anticipate that RS.com will update editorial content regularly and will target the content to specific keywords so as to maximize visibility with the search engines. We believe that this will, in turn, maximize its ranking and bring the maximum amount of visitors possible to the site.

Banner Exchange

Via partnerships with select synergistic companies and websites, banner exchanges will be contemplated so as to drive traffic back and forth from the two sites, thus allowing both parties to benefit from the other’s user base. Dating websites will be ideally suited to banner exchange partnerships.

Media

We anticipate that RS.com will leverage its relationships with members of online, print, television, and radio media to generate as much exposure as possible upon the launch of the website. While RS.com has yet to formalize any such plans, its principal Benjamin Cherniak enjoys strong relationships with relevant media concerns and will commence serious discussions once the RS.com website is at a more advanced stage of development.

Competition

RS.com will be one of many social networking websites that is easily accessible to its target audience. The major players, as previously mentioned, are Facebook, My Space, and Twitter to name a few. Although these sites are similar in nature because they allow people to connect and interact on many levels, RS.com differs since, to our knowledge, its major themes are unmatched anywhere else. The commonalities between each of these social networking sites are obvious; however, we believe that RS.com will stand out due to its specific focus on relationships and the ability to apply mathematics to achieve an overall score from a relationship. The creation of this website is not expected to re-direct the four hundred million plus users away from these other sites, but rather to enhance their experience on the web by adding entertainment value and variety. We believe that these sites will be able to cross promote to the same targeted groups, and therefore increase all-around exposure.

Revenue Model

In order for RS.com to be profitable, several measures will be taken to generate revenues:

Contextual Advertising (Google)

We anticipate that RS.com will subscribe to Google’s Ad Sense. Once subscribed, Google will automatically deliver ads on RS.com that are targeted to our visitors. Each time an ad is clicked, a percentage of the funds paid to Google for that click will go to RS.com.

Banners

We anticipate that RS.com will target select corporations to pay upfront dollars for advertisement banners. Fees and rates will vary depending on the page, placement, and size of the advertisement on the website. Premium fees will be charged for the homepage while lesser fees will be charged for run of schedule advertisements that will continuously rotate throughout the website. Ideal advertisers will include dating websites, marriage counselors, and divorce lawyers. As soon as sufficient traffic has been realized, overtures will be made to potential banner advertisers. RS.com is contemplating selling a large sponsorship ad-spot based on an existing relationship with the owner of a prominent dating site. Although we anticipate that RS.com will most likely sell the advertisement for fewer dollars than it will be worth overall during the course of a full year cycle, we want to have an anchor sponsorship when we go live.

Affiliate Marketing

In addition to upfront dollars for banners, RS.com may choose to pursue affiliate deals so as to participate in ongoing revenues for the entire life cycle of clients that are introduced to its advertising partners. While this does not provide for committed up-front revenue to RS.com, we believe it allows RS.com to achieve a long-term revenue stream from the affiliate partner based on (a) the lifetime value of the customer referred by RS.com to the partner; and (b) the ability of RS.com to continually refer incremental customers to the partner site. Partners that offer interesting revenue-sharing affiliate deals include the likes of Match.com, AshleyMadison.com, AdultFriendFinder.com and Lavalife.com.

RS.com Online Store

We plan that sales at RS.com’s online store will be minimal until we have obtained brand recognition. However, we anticipate that as traffic to our site increases, our sales through our store will increase.

Subscription Revenues

In due course, it is anticipated that subscription dollars can be earned by offering relationship advice and other exclusive content geared to individuals who wish to improve the quality of their relationships.

Governmental Regulations

Within the United States and Canada, the legal landscape for Internet privacy is new and rapidly evolving. Collectors and users of customer information over the Internet face potential liability for public disclosure of private information. Due to the increasing popularity and use of the Internet, it is likely that a growing number of laws and regulations will be adopted at the international, federal, state, local, and foreign levels relating to the Internet covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of services. Furthermore, if more stringent customer protection laws are imposed, additional burdens will be placed on those companies conducting business online. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet could harm our business.

Employees

As of the date hereof, our company does not have any employees other than Benjamin Cherniak.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Domain Name

We own the domain name realtionshipscoreboard.com. RSE purchased the domain name for a period of 3 years at a cost of $20. The domain name is renewable at any time. The website is currently under development and we anticipate a basic version of our website will become operational by April 30, 2011.

Patents and Trademarks

We do not own any patents or trademarks.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this prospectus in evaluating our company and our business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed as a result of the occurrence of any of the following risks. You could lose all or part of your investment due to any of these risks. You should invest in our common stock only if you can afford to lose your entire investment.

Risks Associated With Our Financial Condition

The fact that we have not generated any significant revenues since our inception raises substantial doubt about our ability to continue as a going concern.

We have not generated any revenues since our inception on November 16, 2009. Since we are still in the early stages of operating company and because of the lack of operating history, we will, in all likelihood, continue to incur operating expenses without significant revenues for the foreseeable future. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate enough interest in our website. If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate significant revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

We incurred a net loss of $67,235 for the period from November 16, 2009 (date of inception) to December 31, 2010 and have not generated any revenues since our inception. Because we have incurred losses from operations since inception, have not attained profitable operations and are dependent upon obtaining adequate financing to fulfill our business operations, in their report on our financial statements for the period from November 16, 2009 (date of inception) to December 31, 2010, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is depending upon our ability to generate future profitable operations and to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We have not generated any revenues since our inception on November 16, 2009. We will continue to incur operating expenses without significant revenues for the foreseeable future. We cannot assure that we will be able to generate enough interest in our website to obtain significant revenues. If we cannot attract a significant user base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate significant revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our commons stock.

If we are unable to obtain financing in the amounts and on terms and dates acceptable to us, we may not be able to expand or continue our operations and developments and so may be forced to scale back or cease operations or discontinue our business and you could lose your entire investment.

During the fiscal year ended December 31, 2010, we procured additional loan financing of approximately $57,000 in order to provide for certain working capital requirements. Subsequent to the fiscal year ended December 31, 2010, we closed a primary offering for gross proceeds of $60,000. However, we do not currently have any arrangement for additional financing. For the foreseeable future, we intend to fund our operations and capital expenditures from our cash on hand and additional financings. We estimate that we will not be able to initiate our planned operations using currently available capital resources. Our capital resources are insufficient to fund our planned operations for the next 12 month period, as we estimate that we require a total of $153,152. We will have to raise additional funds for the continued development of our business and the marketing of our products. Such additional funds may be raised through the sale of additional stock, stockholder and director advances and/or commercial borrowing. There can be no assurance that a financing will continue to be available if necessary to meet these continuing development costs or, if the financing is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue our operations and developments and so may be forced to scale back or cease operations or discontinue our business and you could lose your entire investment.

Risk Associated with our Business

To date we have not developed our website and do not have any customers.

Our website is not complete and we are currently working on its development. There is no guarantee that we will be able to develop our website. If we cannot develop our website, we would be unable to implement our plan and our business might ultimately fail.

We cannot guarantee that we will ever have any customers. Even if we obtain customers, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will have to suspend or cease operations.

We will be dependent on third parties to develop and maintain our website, network infrastructure, and transaction processing systems as well as to design and fulfill a number of customer service and other retail functions. If such parties are unwilling or unable to continue providing these services, our business could be severely harmed. To date, other than with respect to the commissioning of the design of the website and the development of the core functionality, we have not entered into any formal relationship with any third parties to provide these services. Our success will depend on our ability to build and maintain relationships with such third party service providers on commercially reasonable terms. If we are unable to build and maintain such relationships on commercially reasonable terms, we will have to suspend or cease operations. If our customers become dissatisfied with the services provided by these third parties, our reputation could suffer.

We may face risks related to activities of registered users.

Our registered users upload their own content onto our website. We will create a terms of use for such content in the terms and conditions of our website and our users must agree to our submission agreement when they upload their content. Disputes or negative publicity about the use of such content could make members more reluctant to upload personal content or harm our reputation. Our steps to monitor and review the content provided by our users and to reduce our liability for such content may be inadequate and we could face claims arising from or liability for making any such content available on our website. Litigation to defend these claims or efforts to counter any negative publicity could be costly and any other liabilities we incur in connection with any such claims may harm our business, financial condition and results of operations.

Government regulations and legal uncertainties concerning the Internet could hinder our business operations.

Laws applicable to the Internet and online privacy generally are becoming more prevalent. New laws and regulations may be adopted regarding the Internet or other online services in the United States and foreign countries that could limit our business flexibility or cause us to incur higher compliance costs. The adoption of additional laws or regulations, either domestically or abroad, may decrease the popularity or impede the expansion of Internet marketing, restrict our present business practices, require us to implement costly compliance procedures or expose us and/or our customers to potential liability, which, in turn, could adversely affect our business. Furthermore, the applicability of existing laws to the Internet is unsettled with regard to many important issues, including intellectual property rights, export of encryption technology, personal privacy, libel and taxation. It may take years to determine whether and how such existing and future laws and regulations apply to us. If we are required to comply with new regulations or new interpretations of existing regulations, or if we are unable to comply with these regulations, our business could be harmed.

The business of providing services over the internet is difficult to evaluate and our business model is unproven.

Because we only recently began operations, it is difficult to evaluate our business and prospects. Our revenue and income potential is unproven and our business model is emerging. Further, our business plan is derived from our sole director and officer’s experience. We may never achieve favorable operating results or profitability.

We may be unable to generate significant advertising or sponsorship revenues.

We plan to derive a significant portion of our revenues from advertising and sponsorship on our website. We may not, however, be able to generate adequate advertising or sponsorship revenues. There are no widely accepted standards that measure the effectiveness of web advertising. Advertisers and sponsors that have traditionally relied on other advertising media may be reluctant to advertise on the web. Advertisers that already have invested substantial resources in other advertising or sponsor methods may be reluctant to adopt a new strategy and our business would be adversely affected.

Different pricing models are used to sell advertising on the internet. It is difficult to predict which, if any, will emerge as the industry standard. The proliferation of websites across the internet may cause advertising and sponsor pricing levels to exist or evolve to levels that are below those originally anticipated in our business plan. This makes it difficult to project future advertising and sponsor revenues. Moreover, certain security, filtering and proprietary software programs that limit or prevent certain types of advertising from being delivered to a web user’s computer are available and prevalent. Widespread adoption of these types of software could adversely affect the commercial viability of web advertising.

Changing consumer preferences will require periodic product introduction.

As a result of changing consumer preferences, many websites are successfully marketed for only a limited period of time. There can be no assurance that any of our sites will continue to be popular for a prolonged period of time. Our success will be dependent upon our ability to develop new and improved content for our websites and product lines. Our failure to introduce new content and product lines and to achieve and sustain market acceptance and to produce acceptable margins could have a material adverse effect on our financial condition and results of operations.

Our market is characterized by rapid technological change, and if we fail to develop and market new technologies rapidly, we may not become profitable in the future.

The Internet is characterized by rapid technological change that could render our website prematurely obsolete. The development of our website entails significant technical and business risks. We can give no assurance that we will successfully use new technologies effectively or adapt our website to customer requirements or needs. If our management is unable, for technical, legal, financial, or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, we may never become profitable which may result in the loss of all or part of your investment.

If we do not attract customers to our website on cost-effective terms, we will not generate a profit, which ultimately will result in a cessation of operations.

Our success depends on our ability to attract retail customers to our website on cost-effective terms. Our strategy to attract customers to our website, which has not been formalized or implemented, includes viral marketing, the practice of generating a “buzz” among Internet users in our products through the developing and maintaining of weblogs or “blogs”, online journals that are updated frequently and available to the public, postings on online communities such as Yahoo!(R) Groups and amateur websites such as YouTube.com, and other methods of getting Internet users to refer others to our website by e-mail or word of mouth; search engine optimization, marketing our website via search engines by purchasing sponsored placement in search results; and entering into affiliate marketing relationships with website providers to increase our visibility to Internet consumers. We plan to rely on viral marketing as the primary source of traffic to our website, with search engine optimization and affiliate marketing as secondary sources. Our marketing strategy may not be enough to attract sufficient traffic to our website. If we are unsuccessful at attracting a sufficient amount of traffic to our website, our ability to obtain customers and our resulting financial performance will be harmed.

If we are unable to successfully manage growth, our operations could be adversely affected, and our business may fail.

Our ability to manage growth effectively will depend on our ability to improve and expand operations and to recruit operational, financial and administrative personnel. There can be no assurance that management will be able to manage growth effectively.

Risks Associated with Our Management

Our executive officer devotes only part time efforts to our business which may not be sufficient to successfully develop our business.

The amount of time which our sole executive officer will devote to our business is limited. Benjamin Cherniak, our president, secretary and treasurer, currently devotes approximately 30% of his working time to our company. Further, he has other business interests. While we expect him to increase the percentage of his working time he devotes to our company if our operations increase, the amount of time which he devotes to our business may not be sufficient to fully develop our business. In addition, there exist potential conflicts of interest including, among other things, time, effort, and corporate opportunity involved with participating in other business entities. We have no agreements with him as to how he allocates either his time to our company or how he handles corporate opportunities. As a result, we may be unable to implement our plan and our business might ultimately fail.

The loss of the services of our executive officer would disrupt our operations and interfere with our ability to compete.

We depend upon the continued contributions of our sole executive officer Benjamin Cherniak. He handles all of the responsibilities in the area of corporate administration and business development. We do not carry key person life insurance for him and the loss of his services would likely lead to us being unable to implement our business plan and our business might ultimately fail.

Because our sole officer and director is a national of Canada, you may have no effective recourse against him for misconduct and you may not be able to enforce judgment and civil liabilities against him or our company.

Our sole officer and director is a national of Canada. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against him or our company, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Risks Associated with Our Common Stock

Because we do not intend to pay any dividends on our common stock, investors seeking dividend income or liquidity should not purchase shares of our common stock in this offering.

We do not currently anticipate declaring and paying dividends to our stockholders in the foreseeable future. It is our current intention to apply net earnings, if any, in the foreseeable future to increasing our working capital. Prospective investors seeking or needing dividend income or liquidity should, therefore, not purchase our common stock. We currently have no revenues and a history of losses, so there can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of shares of our common stock, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors, which currently do not intend to pay any dividends on shares of our common stock for the foreseeable future.

Our common stock has never been traded and, if a market ever develops for our common stock, the price of our common stock is likely to be highly volatile and may decline after the offering. If this happens, investors may have difficulty selling their shares and may not be able to sell their shares at all.

There is no public market for our common stock and we cannot assure you that a market will develop or that any stockholder will be able to liquidate his or her investment without considerable delay, if at all. A trading market may not develop in the future, and if one does develop, it may not be sustained. If an active trading market does develop, the market price of our common stock is likely to be highly volatile. The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

  variations in our quarterly operating results;
  changes in market valuations of similar companies;
  announcements by us or our competitors of significant new products; and
  the loss of key management or personnel.

The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies’ securities that have been unrelated to the operating performance of these companies. Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

Because we can issue additional shares of our common stock or preferred stock, purchasers of our common stock may experience dilution in their ownership of our company in the future.

We are authorized to issue up to 500,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 7, 2011, there were 24,000,100 shares of our common stock issued and outstanding and no shares of our preferred stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock or preferred stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines a “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority, which we refer to as FINRA, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our common stock and have an adverse effect on the market for shares of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES.

Our principal offices are located at 3120 S. Durango Dr. Suite 305, Las Vegas, Nevada 89117. We are presently benefitting from free rental space until such time as our operations ramp up. Once we attain the necessary funding and increase our employee base, we will look for more spacious facilities to meet our growing needs.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material pending legal proceedings to which our company or our subsidiary is a party or of which any of our properties, or the properties of our subsidiary, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or our subsidiary or has a material interest adverse to our company or our subsidiary.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

There is currently no trading market for our common stock. We do not have any common stock subject to outstanding options or warrants and there are no securities outstanding that are convertible into our common stock. None of our issued and outstanding common stock is eligible for sale pursuant to Rule 144 under the Securities Act of 1933.

We have issued 24,000,100 shares of our common stock since our inception on November 16, 2009, of which 16,000,000 are restricted shares. There are no outstanding options or warrants or securities that are convertible into common shares.

Holders of Our Common Stock

As at March 7, 2011, we had 28 holders of our common stock. Our transfer agent is Nevada Agency and Transfer Company with an office at 50 West Liberty Street, Suite 880, Reno NV 89501.

Registration Rights

We have not granted registration rights any person.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to increase our working capital and do not anticipate paying any cash dividends in the foreseeable future.

We must not declare, pay or set apart for payment any dividend or other distribution (unless payable solely in shares of our common stock or other class of stock junior to our preferred stock as to dividends or upon liquidation) in respect of our common stock, or other class of stock junior to our preferred stock, nor must we redeem, purchase or otherwise acquire for consideration shares of any of the foregoing, unless dividends, if any, payable to holders of our preferred stock for the current period (and in the case of cumulative dividends, if any, payable to holders of our preferred stock for the current period and in the case of cumulative dividends, if any, for all past periods) have been paid, are being paid or have been set aside for payment, in accordance with the terms of our preferred stock, as fixed by our board of directors.

Other than as stated above, there are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

  we would not be able to pay our debts as they become due in the usual course of business; or

  our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Recent Sales of Unregistered Securities

On November 16, 2009 and December 2, 2009, we issued 100 and 200,000 common shares to Robbie Manis at a price per share of $0.001 and $0.01 for total proceeds of $0.10 and $2,000, respectively. We issued these shares in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act of 1933 and/or Section 4(2) of the Securities Act of 1933.

On January 7, 2010, we issued 1,800,000 common shares to two individuals for total proceeds of $18,000. We issued these shares in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act of 1933 and/or Section 4(2) of the Securities Act of 1933. Each of the subscribers represented that he or she was not a “U.S. person” as that term is defined in Regulation S.

On March 24, 2010, we issued 16,000,000 common shares to Benjamin Cherniak pursuant to a share purchase agreement dated for reference March 24, 2010, whereby we acquired all of the issued and outstanding shares of RelationshipScoreboard.com Entertainment, Inc. in consideration for 16,000,000 of our common shares at a deemed price of $0.01 for total deemed value of $160,000.

Use of Proceeds from Registered Securities

On August 10, 2010, we filed a Prospectus as part of our Registration Statement on Form S-1 (File Number 333-168698) (the “S-1”), which was declared effective on December 29, 2010 and registered a total of 8,000,100 of our common shares (each, a “Share”), of which 6,000,000 Shares were offered for sale by us at a price per Share of $0.01 (the “Primary Offering”) and 2,000,100 were offered by the Selling Shareholders, as described in the Prospectus.

On February 24, 2011, we closed the Primary Offering. The Company sold 6,000,000 Shares through the Primary Offering and received gross proceeds of $60,000. None of the Shares were sold to a U.S. person. Following the sale of the Shares in connection with the closing of the Primary Offering, the offering terminated.

For the period from December 29, 2010, being the effective date of the S-1, to December 31, 2010, being the ending date of this reporting period, we did not incur any expenses in connection with the issuance and distribution of the Shares and did not received any proceeds from the sale of the Shares.

There was no material change in the use of proceeds from our Primary Offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Securities authorized for issuance under equity compensation plans.

We do not have any stock compensation plans.

Issuer Purchases of Equity Securities

During the fiscal year ended December 31, 2010, we did not purchase any of our equity securities.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our management’s discussion and analysis of financial condition and results of operations provides a narrative about our financial performance and condition that should be read in conjunction with our audited financial statements for the period ended December 31, 2010 and related notes thereto.

Plan of Operations

We are a start-up development stage company. There exists substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our expenses. This is because we have not generated any revenues and no material revenues are anticipated until we further develop our business. There is no assurance we will reach this point.

If we are unable to attract enough users to our website and obtain revenue from advertising, then we may use up our current working capital and will need to find alternative sources of capital, such as a public offering, a private placement of securities, or loans from our officer or others in order for us to maintain our operations past that 12 month period. At the present time, we have not made any arrangements to raise additional cash other than this offering. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

Milestones for Development

The following is a detailed description of the actions and timing of our planned operations over the next 12 months:

Milestone	Actions Required	Completion Date	Approximate Costs
Launch Website	• Hire IT professionals to complete back end of website including final version of mathematical algorithms used to score relationships. • Finish graphic designs.	April 30, 2011	$10,000
Focus on Advertisement of Website	• Perform search engine optimization. • Use “guerrilla marketing” techniques to promote site. • Begin working on social marketing integration with sites such as facebook and twitter.	June 30, 2011	$5,000

Milestone	Actions Required	Completion Date	Approximate Costs
Launch Improved Website	• Complete code for online store, forum, and advice section of website. • Continue working on advertisement of website, including, if feasible, mainstream advertising.	Q3 of 2011	$15,000
Expansion of Advertisement of Website	• If revenues support expansion, hire employees to provide advice and feedback to users. • Implementation of bulletin-board chatroom. • Add integration with social media sites such as Facebook and Twitter.	Q4 of 2011	$10,000

We anticipate the costs for the development of our website will be substantially reduced due to the uncompensated time and effort of our sole director and officer. We anticipate that upon the launch of the website will we begin to earn minimal revenue. As traffic to the website increases, we anticipate that our revenues will increase.

Results of Operations

Revenue

We have not earned any revenue from operations since our inception and further losses are anticipated in the development of our business. We are currently in the development stage of our business and we can provide no assurances that we will generate revenue in the foreseeable future.

Expenses

We had no revenues for the year ended December 31, 2010 and the period from November 16, 2009 (inception) to December 31, 2009. For the year ended December 31, 2010, we incurred expenses of $66,056 including $29,322 in audit and tax fees, $24,375 in legal fees, $6,091 in filing and transfer agent fees. These expenses are primarily due to the preparation of our audited financial statements and our Registration Statement on Form S-1. We also incurred $732 in license and permit fees, $1,500 in consulting fees, $3,009 in interest expenses and $527 in bank charges. For the period from November 16, 2009 (inception) to December 31, 2009, we incurred expenses of $1,179 including $767 in legal fees, $325 for licenses and permits, $67 for bank fees and $20 for web domain registration. The increase in expenses in the year ended December 31, 2010 as compared to the period from November 16, 2009 (inception) to December 31, 2009 was primary due to increased legal and auditing expenses due to the preparation of our audited financial statements and our Registration Statement on Form S-1.

Liquidity and Capital Resources

Working Capital as at December 31, 2010

During the period since incorporation to December 31, 2010 we incurred a net loss of $67,235.

On November 16, 2009 and December 2, 2009, we issued 100 and 200,000 common shares respectively to our then officer and director at a price per share of $0.001 and $0.01 for total proceeds of $0.10 and $2,000, respectively, pursuant to an exemption from registration. On January 7, 2010, we issued 1,800,000 common shares to two individuals for total proceeds of $18,000 pursuant to an exemption from registration. On March 24, 2010, we issued 16,000,000 common shares in conjunction with the purchase of all of the issued and outstanding shares of RSE.

In the year ended December 31, 2010, we secured additional borrowing of $56,862 to provide for certain working capital needs as well as to fund the initial development costs related to the our website. Subsequent to the fiscal year ended December 31, 2010, we closed a primary offering for gross proceeds of $60,000. As of December 31, 2010 our total current assets consisted of cash of $13,658 and our total current liabilities were $76,810, consisting of a loan payable to a related party in the amount of $56,862 and accounts payable in the amount of $19,948.

Anticipated Requirements

We currently have insufficient capital to meet our operating requirements for the next 12 months. We anticipate that we require $90,000 in the next 12 months, consisting of $50,000 in general and administrative expenses, such as professional fees, and $40,000 in development cost to complete our website. Our working capital deficit as at December 31, 2010 was $63,152. Hence, we require $153,152 to fund our projected operations for the next 12 months.

As of December 31, 2010, we had a shareholder’s loan for $56,862 outstanding. We anticipate that it is unlikely that the shareholder will demand repayment of this loan in the foreseeable future based on our discussions and past business with the shareholder. If the shareholder does not demand repayment of this loan, our additional anticipated cash requirements for the next 12 months would be $96,290. Further, as of March 7, 2011, we have closed a primary offering for total gross proceeds $60,000.

While we hope to begin to earn revenues and profits during the 12 months it will take us to implement our business plan, we will seek additional funding by selling additional shares, either by a public offering of shares of our common stock supported by a prospectus, or through a private placement conducted under an exemption, or through additional borrowing from our existing shareholders. We do not know if such capital raise will be successful. If we are unable to raise additional financing, we may cease operations and you may lose all of your investment.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Product Research and Development

We do not anticipate that we will spend any significant sums on research and development over the twelve month period ending December 31, 2011.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending December 31, 2011.

Contingencies and Commitments

We had no contingencies or long-term contractual obligations as at December 31, 2010.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ONLINE DISTRUPTIVE TECHNOLOGIES, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2010

Chang Lee LLP
Chartered Accountants
606 – 815 Hornby Street
Vancouver, B.C, V6Z 2E6
Tel: 604-687-3776
Fax: 604-688-3373
E-mail: info@changleellp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ONLINE DISRUPTIVE TECHNOLOGIES, INC.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Online Disruptive Technologies, Inc. (“the Company”) (a development stage company) as at December 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficiency and cash flows for the year ended December 31, 2010, for the period from November 16, 2009 (date of inception) to December 31, 2009 and for the period cumulative from November 16, 2009 (date of inception) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2010 and 2009 and the results of its operations and its cash flows for the year ended December 31, 2010, for the period from November 16, 2009 (date of inception) to December 31, 2009 and for the period cumulative from November 16, 2009 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred losses from operations since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its business operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada
March 7, 2011	Chartered Accountants

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
	$	$
ASSETS

Current Assets
Cash and Cash Equivalents	13,658	8
Total Current Assets	13,658	8

Website Development Costs (Note 4)	8,325	-
Total Assets	21,983	8

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Liabilities	19,948	787
Loans Payable - Related Parties (Note 5)	56,862	-
Total Current Liabilities	76,810	787

SHAREHOLDERS' DEFICIENCY
Authorized: 20,000,000 Preferred Shares, par value $0.001 500,000,000 Common Shares, par value $0.001

Issued and outstanding: Nil Preferred Shares 18,000,100 Common Shares	2,400	400
Additional Paid-in Capital	10,008	-
(Deficit) Accumulated During the Development Stage	(67,235)	(1,179)
Total Shareholders’ Deficiency	(54,827)	(779)
Total Liabilities and Shareholders' Deficiency	21,983	8

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss

		For the period	For the period
		from	from
		November 16,	November 16,
		2009	2009
	Year Ended	(inception) to	(inception) to
	December 31,	December 31,	December 31,
	2010	2009	2010
General and Administrative Expenses	$	$	$
Accounting Fees	500	-	500
Audit & Tax Fees	29,322	-	29,322
Bank Fees	527	67	594
Consulting Fees	1,500	-	1,500
Filing and Transfer Agent Fees	6,091	-	6,091
License and Permit Fees	732	325	1,057
Legal fees	24,375	767	25,142
Web domain Expense		20	20
	63,047	1,179	64,226

(Loss) before other expense	(63,047)	(1,179)	(64,226)
Other Expense
Interest Expense	3,009	-	3,009

Net Loss and Comprehensive Loss for the Period	(66,056)	(1,179)	(67,235)

Basic and Diluted Net Loss per Common Share	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	17,545,283	16,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Deficiency
For the period from November 16, 2009 to December 31, 2010

						(Deficit)
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid In	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
		$		$	$	$	$
Shares issued for cash at $0.0001 per share on November 16, 2009	-	-	1,000	-	-	-	-
Shares issued for cash at $0.000025 per share on December 5, 2009	-	-	15,999,000	400	-	-	400
Net loss for the period	-	-	-	-	-	(1,179)	(1,179)
Balance December 31, 2009	-	-	16,000,000	400	-	(1,179)	(779)
Recapitalization - ODT	-	-	2,000,100	2,000	6,999	-	8,999
Imputed interest from shareholders	-	-	-	-	3,009	-	3,009
Net loss for the year	-	-	-	-	-	(66,056)	(66,056)
Balance December 31, 2010	-	-	18,000,100	2,400	10,008	(67,235)	(54,827)

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

		For the period	For the period
		from November	from November
		16, 2009	16, 2009
	Year Ended	(inception) to	(inception) to
	December 31,	December 31,	December 31,
	2010	2009	2010
Cash flow from Operating Activities	$	$	$
Net loss for the period	(66,056)	(1,179)	(67,235)
Adjustment for items not involving cash:
Imputed interest	3,009	-	3,009
Changes in non-cash working capital items:
Increase in accounts payable and accrued liabilities	8,700	787	9,487
Net Cash (Used in) Operating Activities	(54,347)	(392)	(54,739)
Cash flow from Financing Activities
Common shares issued, net of issuance costs	-	400	400
Increase in loan payable – related parties	56,862	-	56,862
Net Cash Provided by Financing Activities	56,862	400	57,262
Cash flow from Investing Activities
Cash acquired on acquisition of subsidiary	14,910	-	14,910
Website development costs	(3,775)	-	(3,775)
Net Cash Provided by Investing Activities	11,135	-	11,135
Net Increase in Cash and Cash equivalents	13,650	8	13,658
Cash and Cash equivalents, Beginning of Period	8	-	-
Cash and Cash equivalents, End of Period	13,658	8	13,658
Supplementary Information
Interest Paid	-	-	-
Income Taxes Paid	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010

Note 1 - Nature of Operations

Online Disruptive Technologies, Inc. (“ODT” or the “Company”) was incorporated on November 16, 2009 in the State of Nevada, U.S.A. The Company is in the business of operating websites with advertising revenue platforms. The Company has limited operations and in accordance with ASC 915, is considered a development stage company that has had no revenues from inception to date. The Company has a December 31 year-end.

Effective March 24, 2010, the Company acquired 100% of the issued and outstanding shares of RelationshipScoreboard.com Entertainment Inc. (“RS” or “RelationshipScoreboard.com”), a company incorporated on November 16, 2009 in the state of Nevada, U.S.A. in exchange for 16,000,000 shares of the Company’s common stock. Upon the completion of the acquisition, the former sole shareholder of RS is holding 89% of the Company’s issued and outstanding common stock. As a result, the transaction was accounted for as a reverse takeover transaction (“RTO”) for accounting purpose, as RS was deemed to be the acquirer, and these consolidated financial statements are a continuation of the financial statements of RS. The carrying amounts of RS’s assets and liabilities are included in these consolidated financial statements and 2009 comparative figures are those of RS. The consolidated statement of operations included the operations of RS for the year ended December 31, 2010 and the operations of ODT from March 25, 2010 to December 31, 2010.

These financial statements have been prepared with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company suffered recurring loss and had a working capital deficit of $63,151 as at December 31, 2010 (2009 – a working capital deficit of $779) which raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do no include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The operations of the Company have primarily been funded by the sale of common shares and loans received. Continued operations of the Company are dependent on the Company’s ability to complete equity financings or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms to the Company.

Note 2 – Acquisition - ODT

In connection with the RTO described above and prior to the acquisition, ODT had no business and did not meet the definition of a business under ASC 805, “Accounting for Business Combinations”. Accordingly, the reverse takeover of ODT by RS has been accounted for as a capital transaction, in respect of which the net assets of ODT on March 24, 2010 were accounted for as a recapitalization of RS. A breakdown of ODT’s net assets as at March 24, 2010 is as follows:

March 24, 2010
Total assets – cash only	$14,910
Total liabilities	(5,911)

Net assets acquired	$8,999

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010

Note 3 - Significant Accounting Policies

a) Basis of Presentation
These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”). All adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows as at December 31, 2010 have been included.

b) Accounting Method
The Company’s financial statements are prepared using the accrual method of accounting.

c) Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas require use of estimates include valuation allowance for deferred income tax assets. Actual results could differ from those estimates.

d) Foreign Currency Translation
The Company’s functional currency is U.S. dollars. Transactions in other currencies are recorded in U.S. dollars at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are translated into U.S. dollars at rates of exchange in effect at the balance sheet dates. Exchange gains and losses are recorded in the statements of operations.

e) Cash and Cash Equivalents
Cash and cash equivalents consist entirely of readily available cash balances. There was no cash equivalents as of December 31, 2010 and 2009.

f) Stock-based Compensation
The Company accounts its stock options and similar equity instruments issued in accordance with ASC 718, “Share-Based Payment”. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

As at December 31, 2010 the Company had no stock options issued and outstanding.

g) Revenue Recognition
Operating revenue consist of advertising revenue. The point in time at which revenues are recognized is determined in accordance with ASC 605-10 (formerly Staff Accounting Bulletin No. 104, “Revenue Recognition”). Revenues are recorded when the Company delivers services to its customers and collection is reasonably estimated.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010

Note 3 - Significant Accounting Policies (cont’d)

h) Income Taxes
Income taxes are accounted for under the liability method of accounting for income taxes. Under the liability method, deferred tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability is settled. The effect of a change in income tax rates on deferred income tax liabilities and assets is recognized in income in the period that the change occurs. Deferred income tax assets are recognized to the extent that they are considered more likely than not to be realized.

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10, “Accounting for Uncertainty in Income Taxes”. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The implementation of this standard had no impact on the Company’s financial statements.

i) Comprehensive Income (Loss)
The Company accounts for comprehensive income under the provisions of ASC Topic 220-10, Comprehensive Income - Overall, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statements of Operations and Comprehensive Loss.

j) Earnings (Loss) Per Share
The Company adopted Financial Accounting Standards ASC subtopic 260-10, “Earnings Per Share”, which simplifies the computation of earning per share requiring the restatement of all prior periods.

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. For the years ended December 31, 2010 and December 31, 2009, the basic loss per share is equal to the diluted loss per share as there are no potential dilutive securities.

k) Financial Instruments and Fair Value of Financial Instruments
Fair Value of Financial Instruments – the Company adopted SFAS ASC 820-10-50, “Fair Value Measurements”. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010

Note 3 - Significant Accounting Policies (cont’d)

k) Financial Instruments and Fair Value of Financial Instruments (cont’d)

  Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

  Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

  Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for the cash and cash equivalents, accounts payable and accrued liabilities and loan payable each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization.

l) Website Development Costs
Website development costs relate to the development of the Company's Internet website. These costs have been capitalized as incurred and installed, and are being amortized over the estimated useful life of three years on a straight line basis. The Company accounts for these costs in accordance with ASC 350, Intangibles, which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites.

m) Recently Adopted Accounting Pronouncements
In June 2009, the FASB ASC 860-10, “Accounting for Transfers of Financial Assets,” eliminates the concept of a qualifying special-purpose entity (“QSPE”), clarifies and amends the de-recognition criteria for a transfer to be accounted for as a sale, amends and clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. This standard is effective for fiscal years beginning after November 15, 2009. The Company has adopted this standard on January 1, 2010 and has assessed that the adoption of this standard has no material effect on its financial statements.

In June 2009, the FASB issued FASB ASC 810-10-65 which amends the consolidation guidance applicable to a variable interest entity (“VIE”). This standard also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. Previously, the standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. This standard is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited. The Company has adopted this standard on January 1, 2010 and has assessed that the adoption of this standard has no material effect on its financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010

Note 3 - Significant Accounting Policies (cont’d)

m) Recently Adopted Accounting Pronouncements (cont’d)
In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company has adopted this standard January 1, 2010 and has assessed that the adoption of this standard has no material effect on its financial statements.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that begin on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. The Company has adopted this standard on January 1, 2010 and has assessed that the adoption of this standard has no material effect on its financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company has adopted this standard on January 1, 2010 and has assessed that the adoption of this standard has no material effect on its financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company has adopted this standard on January 1, 2010 and has assessed that the adoption of this standard has no material effect on its financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010

Note 3 - Significant Accounting Policies (cont’d)

n) Recently Issued Accounting Pronouncements
In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have an effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on our financial statements.

In February 2010, the FASB issued ASC No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. ASC No. 2010-09 is effective for its fiscal quarter beginning after December 15, 2010. The adoption of ASC No. 2010-09 is not expected to have a material impact on the Company’s financial statements ASU No. 2010-13 was issued in April 2010, and clarified the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted. The adoption of ASU No. 2010-13 is not expected to have a material impact on the Company’s financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 “Revenue Recognition –Milestone Method (Topic 605)” provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010 – 17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010

Note 3 - Significant Accounting Policies (cont’d)

n) Recently Issued Accounting Pronouncements (cont’d)
On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, “Derivatives and Hedging — Embedded Derivatives — Recognition.” All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. This ASU provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-13 to have a significant impact on its financial statements.

In May 2010, the FASB issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the Company's financial position, results of operations or cash flows of the Company.

Other accounting pronouncements that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Note 4 – Website Development Costs

During the 201 fiscal year, the Company incurred and capitalized $8,325 related to its ongoing website development. Upon the completion of the website, the capitalized website costs will be amortized over its estimated useful life of 3 years. As at December 31, 2010, the website has not yet been completed.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010

Note 5 – Loans Payable – Related Parties

As at December 31, 2010, the loans payable included the following:

  $56,462 payable to a shareholder of the Company. The amount is unsecured, non-interest bearing and due on demand.
  $400 payable to a director and principal shareholder of the Company. The amount is unsecured, non-interest bearing and due on demand.

During the year ended December 31, 2010, the Company recorded imputed interest on the loans payable from related parties at a market rate of 11.5% thereby leading to the recognition of interest expense of $3,009. A corresponding amount was classified as additional paid-in capital.

Note 6 – Related Party Transactions

See Note 5.

Note 7 – Stockholders’ Equity

On March 24, 2010, the Company issued 16,000,000 common shares to the sole shareholder of RS to effect the acquisition and RTO. Prior to the acquisition and RTO (Note 1 and 2), RS engaged in the following equity transactions which have been restated using the exchange ratio established in the acquisition agreement to reflect 16,000,000 common shares issued in the reverse acquisition:

  On November 16, 2009, RS issued 1,000 common shares at $0.0001 per share for total proceeds of $0.1.
  On December 5, 2009, RS issued 15,999,000 common shares at $0.000025 per share for total proceeds of $400.

Prior to the acquisition and RTO (Note 1 and 2), the Company engaged in the followings equity transactions:

  On November 16, 2009, the Company issued 100 common shares at $0.001 per share for total proceeds of $0.10.
  On December 2, 2009, the Company issued 200,000 common shares at $0.01 per share for total proceeds of $2,000.
  On January 7, 2010, the Company issued 1,800,000 common shares at $0.01 per share for total proceeds of $18,000.

Upon the acquisition and RTO, 2,000,100 common shares issued by the Company prior to the acquisition were considered as a recapitalization to RS.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010

Note 8 – Income Taxes

The Company is subject to income tax laws in the U.S. The Company incurred a net loss for the year ended December 31, 2010 and therefore did not incur income tax expense.

A reconciliation of the federal statutory income tax, at the statutory rate of 15% to the Company’s effective income tax rate, for the year ended December 31, 2010 and for the period from November 16, 2009 to December 31, 2009 is as follows:

		For the period from
	For the year ended	November 16, 2009 to
	December 31, 2010	December 31, 2009
	$	$
Net loss from operations	(66,056)	(1,179)
Statutory tax rate	15%	15%
Income tax recovery	(9,908)	(177)
Non-deductible item	451	-
Benefits not recognized	9,457	177
Income tax expense (recovery)	-	-

The significant components of deferred income tax assets (liabilities) are as follows:

	December 31, 2010	December 31, 2009
	$	$
Non-capital loss carry forwards	11,284	177
Valuation allowance	(11,284)	(177)
Deferred income tax assets	-	-

The valuation allowances for deferred tax assets as of December 31, 2010 and 2009 were $11,284 and $177 respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

As at December 31, 2010, the Company has non-capital loss carry forwards totalling $75,227 available to reduce taxable income otherwise calculated in future years. These losses expire from 2029 to 2030.

Note 9 – Subsequent Events

On February 24, 2011, the Company completed an equity financing pursuant to which it issued 6,000,000 common shares at a per share price of $0.01 for aggregate proceeds of $60,000. The offering was completed in accordance with a prospectus filed by the Company on December 29, 2010.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure from January 1, 2011 through March 8, 2011, the date the financial statements were available to be issued.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010

Note 10 – Commitments and Guarantees

The Company did not enter into any commitments nor did it become a guarantor to any parties as at December 31, 2010.

Note 10 – Comparative Figures

Certain comparative figures have been reclassified in order to conform to the current period’s financial statement presentation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 26, 2010, we dismissed Main Amundson and Associates (“Main”) as our auditor, as we learnt that Main was not registered with the Public Company Accounting Oversight Board and could not audit our financial statements for the purposes of including them in our registration statement. None of the reports of Main on our financial statements contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. We did not have any disagreements with Main regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

We have requested that Main furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of the letter provided from Main is filed as an exhibit to this annual report on Form 10-K.

On August 26, 2010 we engaged Chang Lee LLP as our auditor. Prior to the engagement of Chang Lee LLP, we did not consult with Change Lee LLP regarding (1) the application of accounting principles to specified transactions, (2) the type of audit opinion that might be rendered on our financial statements, (3) written or oral advice that would be an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement between our company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K. The decision to change auditors was approved by our sole director and officer, Benjamin Cherniak.

ITEM 9A. CONTROL AND PROCEDURES

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, management concluded that as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were ineffective.

Because of the inherent limitations in all control systems, our management believes that no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, our management, with the participation of our principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our Management, including our principal executive officer and our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2010 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2010 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2011: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

ITEM 9B OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors hold office until the next annual meeting of stockholders and until his or her successor is elected and qualified. Any director may resign his or her office at any time and may be removed at any time by the holders of a majority of the shares then entitled to vote at an election of directors. Our board of directors appoints our executive officers, and our executive officers serve at the pleasure of our board of directors.

Our sole director and executive officer, his age, positions held, and duration of such are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Benjamin Cherniak	Director, President, Secretary and Treasurer of ODT Director, President, Secretary and Treasurer of Relationshipscoreboard.com Entertainment, Inc.	42	August 4, 2010 November 16, 2009

Business Experience

The following is a brief account of the education and business experience of our sole director and executive officer during at least the past five years.

Benjamin Cherniak           Director, President, Secretary and Treasurer

Mr. Cherniak is the President and founder of RelationshipScoreboard.com Inc. Since 2007, Mr. Cherniak has also served as Director of Business Development for Big Stick Media Corporation, a Canadian company that owns and operates sports media assets including websites, client server software, publications and WebTV shows. In this role, Mr. Cherniak’s responsibilities have included expansion of the product lines to Asia and Europe, overseeing the redesign of the company’s flagship website along with development of a mobile application, and acting as interim president for a subsidiary company with call center operations. Since 2007, Mr. Cherniak has been a consultant to Hihenry.com Entertainment Inc. and has assisted in the development of the original business concept of the restaurant portal and assisting in the implementation of the website www.hihenry.com. From 2003 to 2006, Mr. Cherniak was a principal with Bosworth Field Associates (“Bosworth”) and in 2007 Mr. Cherniak was a principal of Stanton Chase International (“Stanton”). Bosworth and Stanton are two executive recruiting firms, specializing in the finance and accounting sectors. Previously, Mr. Cherniak has significant experience in a wide array of businesses, specializing in the areas of marketing and product development.

We believe Mr. Cherniak is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experiences as described above.

Family Relationships

There are no family relationships between any director or executive officer.

Significant Employees

We do not currently have any significant employees other than Mr. Cherniak.

Committees of Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have not had operations to date, and with the limited expenditures we expect over the next two years, we believe the services of a financial expert are not yet warranted. As such, our Board of Directors act as our audit committee and handle matters related to compensation and nomination of directors.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees has been performed by our Board of Directors. We will continue to not have an audit or compensation committees and thus there is a potential conflict of interest in that our Board of Directors has the authority to determine issues concerning management compensation and audit issues that may affect management decisions.

Our sole director and officer is also a Director of Business Development for Big Stick Media Corporation. Big Stick Media Corporation owns and operates sports media assets including websites. Mr. Cherniak’s role with Big Stick Media Corporation includes the selling of website advertisement. Mr. Cherniak could potentially be placed in a conflict of interest with our company if a company wanting to sell website advertisement approached him. We believe the likelihood of this is small as a potential advertiser for sports media assets are different than a relationship based social media website. Further, Mr. Cherniak is not prevented from accepting other positions that may put him in a conflict of interest with our company. If Mr. Cherniak is presented a business opportunity where he would have to decide a priority or preference between our company and Big Stick Media Corporation, it would depend on the circumstances of the opportunity as to which company he would give preference. In making his decision, Mr. Cherniak would consider the nature of the opportunity and how Mr. Cherniak received the opportunity (e.g. was he acting on behalf of our company or Big Stick Media Corporation when he received the opportunity).

We are not aware of any other conflicts of interest with our sole director and officer.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2010, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

Nomination Procedures For Appointment of Directors

As of March 7, 2011, we had not effected any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B or independent.

Since the commencement of our most recently completed financial year, we have not required any non-audit services to be provided by our auditor.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we have one director and we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development, lack of operations and the fact that we have not generated any positive cash flows from operations to date.

Code of Ethics

We have not yet adopted a Code of Ethics. We believe that due to our size of our management, we do not require a code of ethics.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” Our determination of independence of directors is made using the definition of “independent director” contained in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that our President does not meet the definition of “independent” as a result of his position as our executive office.

Involvement in Certain Legal Proceedings

Our sole director and executive officer has not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 11. EXECUTIVE COMPENSATION.

The following table shows the compensation received by our executive officers from our inception, November 16, 2009 to December 31, 2010:

SUMMARY COMPENSATION TABLE - PERIOD ENDED DECEMBER 31, 2009
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Benjamin Cherniak Director, President, Secretary and Treasurer(1)	2010 2009	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Robbie Manis Former Director, President, Secretary and Treasurer (2)	2010 2009	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Mr. Cherniak was appointed as a director and officer of our company on August 4, 2010.
(2)	Mr. Manis resigned as a director and officer of our company on August 4, 2010.

Employment Agreements or Arrangements

We have not entered into any employment (or consulting) agreements or arrangements, whether written or unwritten, with our directors or executive officers since our inception.

Equity Awards

We have not awarded any shares of stock, options or other equity securities to our directors or executive officers since our inception. We have not adopted any equity incentive plan. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our company or a change in our directors’ or executive officers’ responsibilities following a change in control.

Director Compensation

No director received or accrued any compensation for his or her services as a director since our inception.

We have no formal plan for compensating our directors for their services in their capacity as directors. Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table sets forth, as of March 7, 2011, certain information known to us with respect to the beneficial ownership of our common stock by (i) each of our directors, (ii) each of our named executive officers (as defined in the “Executive Compensation” section) and current executive officers, (iii) all of our directors and current executive officers as a group, and (iv) each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Benjamin Cherniak Suit 305 -3120 South Durango Drive, Las Vegas, Nevada 89117	common stock	16,000,000 Direct	66.6%
Directors and Executive Officers as a Group (1 persons)	common stock	16,000,000	66.6%

Notes

(1)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days, would be counted as outstanding for computing the percentage of the person holding such options, warrants or convertible securities but not counted as outstanding for computing the percentage of any other person.

(2)

Based on 24,000,100 shares of common stock issued and outstanding as of March 7, 2011. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

Under NASDAQ Marketplace Rule 5605(a)(2), a director is not considered to be independent if he is also an executive officer or employee of the company. Benjamin Cherniak, our sole director, is not independent as he is also an officer.

Transactions with related persons

Other than as disclosed below, there has been no transaction, since our inception on November 16, 2009, or currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of our total assets at year end for the last completed fiscal year, and in which any of the following persons had or will have a direct or indirect material interest:

(i)	Any director or executive officer of our company;
(ii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
(iii)	Any of our promoters and control persons; and
(iv)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

On November 16, 2009 and December 2, 2009, we issued 100 and 200,000 common shares to Robbie Manis at a price per share of $0.001 and $0.01 for total proceeds of $0.10 and $2,000, respectively. We issued these shares in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act of 1933 and/or Section 4(2) of the Securities Act of 1933.

On January 7, 2010, we issued 1,800,000 common shares to two individuals for total proceeds of $18,000. We issued these shares in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act of 1933 and/or Section 4(2) of the Securities Act of 1933. Each of the subscribers represented that he or she was not a “U.S. person” as that term is defined in Regulation S.

On March 24, 2010, we issued 16,000,000 common shares to Benjamin Cherniak pursuant to a share purchase agreement dated for reference March 24, 2010, whereby we acquired all of the issued and outstanding shares of RelationshipScoreboard.com Entertainment, Inc. in consideration for 16,000,000 of our common shares at a deemed price of $0.01 for total deemed value of $160,000.

On December 14, 2009, Peter Hough agreed to lend to our company $1,697.02. On December 31, 2009 Peter Hough agreed to lend to our company $445.16. On February 1, 2010 Peter Hough agreed to lend to our company $1,297.00 On April 19, 2010, Peter Hough agreed to lend to our company $2,471.84. On May 12, 2010, Peter Hough agreed to lend to our company $551.31. On June 9, 2010, Peter Hough agreed to loan to our company $25,000.00. On September 24, 2010, Peter Hough agreed to loan our company $25,000. These loans are unsecured, non-interest bearing and due on demand. As of March 7, 2011, Mr. Hough is owed $56,462.

In January 2010, Benjamin Cherniak, our sole director and officer, agreed to lend to our company $400. The loan is unsecured, non-interest bearing and due on demand.

For information regarding compensation for our executive officers and directors, see “Executive Compensation”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The following table sets forth the fees billed to our company for professional services rendered by Chang Lee LLP (“Chang”) our independent registered public accounting firm, for the years ended December 31, 2010 and 2009:

Fees	2010	2009
Audit Fees	$16,500	-
Audit Related Fees	4,000	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$20,500	-

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

We do not use Chang for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Chang to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before an external auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (the functions of which are performed by our entire board of directors); or

  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our entire board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our directors before the respective services were rendered.

Our board of directors have considered the nature and amount of fees billed by Chang and believe that the provision of services for activities unrelated to the audit is compatible with maintaining Chang’s independence.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits required by Item 601 of Regulation S-K:

Exhibit
Number	Description
(3)	Articles of Incorporation and Bylaws
3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
(10)	Material Contracts
10.1(1)	Share Purchase Agreement dated March 24, 2010 between Benjamin Cherniak and Online Disruptive Technologies, Inc.
10.2(1)	Subscription Agreement between our company and Robbie Manis
10.3(1)	Subscription Agreement between our company and Brian Hough
10.4(1)	Subscription Agreement between our company and Peter Hough

(16)	Letter From Former Auditor
16.1(2)	Letter dated October 22, 2010 from Main Amundson and Associates
(21)	Subsidiaries
21.1	Subsidiary of Online Disruptive Technologies, Inc.: Relationshipscoreboard.com Entertainment, Inc., a Nevada corporation
(33)	Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Benjamin Cherniak
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Benjamin Cherniak

*Filed herewith.
(1) Incorporated by reference from our Registration Statement on Form S-1 filed on August 10, 2010
(2) Incorporated by reference from our Registration Statement on Form S-1 filed on October 26, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ONLINE DISRUPTIVE TECHNOLOGIES, INC.

By
/s/ Benjamin Cherniak
Benjamin Cherniak
President and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)
March 9, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By
/s/ Benjamin Cherniak
Benjamin Cherniak
President and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)
March 9, 2011