Form 10-Q
period 2011-03-31
ONLINE DISRUPTIVE TECHNOLOGIES, INC.
filed 2011-05-11
CIK 1498380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________to ________

Commission File No. 333-168698

Online Disruptive Technologies, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-1404923
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3120 S. Durango Drive, Suite 305, Las Vegas, Nevada 89117
(Address of principal executive offices) (zip code)

702-579-7900
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes[X]      No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes[ ]      No[ ]    (Not Applicable)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes[ ]      No[X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1933 subsequent to the distribution of securities under a plan confirmed by a court.

Yes[ ]      No[ ]    N/A

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of May 10, 2011, there were 24,000,100 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONLINE DISTRUPTIVE TECHNOLOGIES, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2011

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	$	$
ASSETS

Current Assets
Cash and Cash Equivalents	58,649	13,658
Total Current Assets	58,649	13,658

Website Development Costs (Note 4)	8,325	8,325
Total Assets	66,974	21,983

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Liabilities	17,788	19,948
Loans Payable - Related Parties (Note 5)	56,862	56,862
Total Current Liabilities	74,650	76,810

SHAREHOLDERS' DEFICIENCY
Authorized: 20,000,000 Preferred Shares, par value $0.001 500,000,000 Common Shares, par value $0.001

Issued and outstanding:
Nil Preferred Shares 24,000,100 Common Shares (December 31, 2010 – 18,000,100)	8,400	2,400
Additional Paid-in Capital	65,634	10,008
(Deficit) Accumulated During the Development Stage	(81,710)	(67,235)
Total Shareholders’ Deficiency	(7,676)	(54,827)
Total Liabilities and Shareholders' Deficiency	66,974	21,983

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)

			For the period
			from November
	Three months	Three months	16, 2009
	ended March 31,	ended March 31,	(inception) to
	2011	2010	March 31, 2011
General and Administrative Expenses	$	$	$
Audit and Accounting Fees	9,350	-	39,172
Bank Fees	(194)	(3)	400
Consulting Fees	-	-	1,500
Filing and Transfer Agent Fees	1,503	-	7,594
License and Permit Fees	-	-	1,057
Legal Fees	2,190	-	27,332
Web Domain Expense	-	-	20
	12,849	(3)	77,075

Income (Loss) Before Other Expense	(12,849)	3	(77,075)
Other Expense
Interest Expense	1,626	-	4,635

Net Income (Loss) and Comprehensive Income (Loss) for the Period	(14,475)	3	(81,710)

Basic and Diluted Net Income (Loss) per Common Share	(0.00)	0.00

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	20,333,433	16,038,358

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Deficiency
For the period from November 16, 2009 to March 31, 2011

										(Deficit)
										Accumulated
								Additional		During the
	Preferred Stock			Common Stock				Paid In		Development
	Shares		Amount	Shares		Amount		Capital		Stage		Total
		$			$		$		$		$
Shares issued for cash at $0.0001 per share on November 16, 2009	-		-	1,000		-		-		-		-
Shares issued for cash at $0.000025 per share on December 5, 2009	-		-	15,999,000		400		-		-		400
Net loss for the period	-		-	-		-		-		(1,179)		(1,179)
Balance December 31, 2009	-		-	16,000,000		400		-		(1,179)		(779)
Recapitalization - ODT	-		-	2,000,100		2,000		6,999		-		8,999
Imputed interest from shareholders	-		-	-		-		3,009		-		3,009
Net loss for the year	-		-	-		-		-		(66,056)		(66,056)
Balance December 31, 2010	-		-	18,000,100		2,400		10,008		(67,235)		(54,827)
Shares issued for cash at $0.01 per share on February 24, 2011	-		-	6,000,000		6,000		54,000		-		60,000
Imputed Interest from shareholders	-		-	-		-		1,626		-		1,626
Net loss for the period	-		-	-		-		-		(14,475)		(14,475)
Balance March 31, 2011	-		-	24,000,100		8,400		65,634		(81,710)		(7,676)

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the period
			from
			November 16,
			2009
	Three months	Three months	(inception) to
	ended March	ended March	March 31,
	31, 2011	31, 2010	2011
Cash flow from Operating Activities	$	$	$
Net income (loss) for the period	(14,475)	3	(81,710)
Adjustment for items not involving cash:
Imputed interest	1,626	-	4,635
Changes in non-cash working capital items:
Increase in accounts payable and accrued liabilities	(2,160)	(400)	7,327
Net Cash (Used in) Operating Activities	(15,009)	(397)	(69,748)
Cash flow from Financing Activities
Common shares issued, net of issuance costs	60,000	-	60,400
Increase in loan payable – related parties	-	400	56,862
Net Cash Provided by Financing Activities	60,000	400	117,262
Cash flow from Investing Activities
Cash acquired on acquisition of subsidiary	-	14,910	14,910
Website development costs	-	-	(3,775)
Net Cash Provided by Investing Activities	-	14,910	11,135
Net Increase in Cash and Cash equivalents	44,991	14,913	58,649
Cash and Cash equivalents, Beginning of
Period	13,658	8	-
Cash and Cash equivalents, End of Period	58,649	14,921	58,649
Supplementary Information
Interest Paid	-	-	-
Income Taxes Paid	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011

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

Effective March 24, 2010, the Company acquired 100% of the issued and outstanding shares of RelationshipScoreboard.com Entertainment Inc. (“RS” or “RelationshipScoreboard.com”), a company incorporated on November 16, 2009 in the state of Nevada, U.S.A. in exchange for 16,000,000 shares of the Company’s common stock. Upon the completion of the acquisition, the former sole shareholder of RS held 89% of the Company’s issued and outstanding common stock. As a result, the transaction was accounted for as a reverse takeover transaction (“RTO”) for accounting purpose, as RS was deemed to be the acquirer, and these consolidated financial statements are a continuation of the financial statements of RS.

These financial statements have been prepared with the ongoing assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company suffered a recurring loss and had a working capital deficit of $16,001 as at March 31, 2011 (2010 – a working capital deficit of $63,152) which raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do no include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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
March 31, 2011

Note 3 - Significant Accounting Policies

a) Basis of Presentation
These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”). All adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows as at March 31, 2011 have been included.

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

e) Cash and Cash Equivalents
Cash and cash equivalents consist entirely of readily available cash balances. There were no cash equivalents as of March 31, 2011 and December 31, 2010.

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

As at March 31, 2011 the Company had no stock options issued and outstanding.

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
March 31, 2011

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

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding during each period.

Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. For the three month period ended March 31, 2011, the basic loss per share is equal to the diluted loss per share as there are no potential dilutive securities.

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
March 31, 2011

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

As at March 31, 2011, the fair value of cash and cash equivalents was measured using Level 1 inputs.

The carrying amounts reported in the balance sheets for the cash and cash equivalents, accounts payable and accrued liabilities and loan payable each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization.

l) Website Development Costs

Website development costs relate to the development of the Company's internet website. These costs have been capitalized as incurred and installed and are being amortized over the estimated useful life of three years on a straight line basis. The Company accounts for these costs in accordance with ASC 350, Intangibles, which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites.

m) Recently Adopted Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company adopted this standard on January 1, 2011 and the adoption of ASU 2009-13 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company adopted this standard on January 1, 2011 and the adoption of ASU 2009-14 did not have an effect on the financial position, results of operations or cash flows of the Company.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011

Note 3 - Significant Accounting Policies (cont’d)

m) Recently Adopted Accounting Pronouncements (cont’d)

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted this standard on January 1, 2011 and the adoption of ASU 2010-06 did nothave a material impact on our financial statements.

In February 2010, the FASB issued ASC No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. ASC No. 2010-09 is effective for its fiscal quarter beginning after December 15, 2010. The adoption of ASC No. 2010-09 is not expected to have a material impact on the Company’s financial statements ASU No. 2010-13 was issued in April 2010, and clarified the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted. The Company adopted this standard on January 1, 2011 and the adoption of ASU No. 2010-13 did not have a material impact on the Company’s financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 “Revenue Recognition –Milestone Method (Topic 605)” provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010 – 17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company adopted this standard on January 1, 2011 and the adoption of ASU 2010-17 did not have a material impact on its financial position or results of operations.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, “Derivatives and Hedging — Embedded Derivatives — Recognition.” All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The Company adopted this standard on January 1, 2011 and the adoption of ASU 2010-11 did not have a material impact on the Company’s financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011

Note 3 - Significant Accounting Policies (cont’d)

m) Recently Adopted Accounting Pronouncements (cont’d)

In April 2010, the FASB issued ASU 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. This ASU provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company adopted this standard on January 1, 2011 and the adoption of ASU 2010-13 did not have a significant impact on its financial statements.

n) Recently Issued Accounting Pronouncements

In April 2011, the FASB issued authoritative guidance to clarify when a restructuring constitutes a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that two conditions exist: (1) the restructuring constitutes a concession and (2) the debtor is experiencing financial difficulties. The guidance will be effective for interim and annual reporting periods beginning after June 15, 2011 and will be applied retrospectively to the beginning of the annual period of adoption. The Company does not anticipate that the guidance will have an impact on the Company’s financial statements.

Other accounting pronouncements that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Note 4 – Website Development Costs

The Company incurred and capitalized $8,325 related to its ongoing website development. Upon the completion of the website, the capitalized website costs will be amortized over the estimated useful life of 3 years. As at March 31, 2011, the website has not yet been completed.

Note 5 – Loans Payable – Related Parties

As at March 31, 2011, the loans payable included followings:

  $56,462 payable to a shareholder of the Company. The amount is unsecured, non-interest bearing and due on demand.
  $400 payable to a director and principal shareholder of the Company. The amount is unsecured, non-interest bearing and due on demand.

During the three month period ended March 31, 2011, the Company recorded imputed interest on the loans payable from related parties at a market rate of 11.68% thereby leading to the recognition of interest expense of $1,626. A corresponding amount was classified as additional paid-in capital.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011

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

  On November 16, 2009, RS issued 1,000 common shares at $0.0001 per share for total proceeds of $0.10.
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

On February 24, 2011, the Company issued 6,000,000 common shares at $0.01 per share for total proceeds of $60,000.

Note 8 – Commitments and Guarantees

The Company did not enter into any commitments nor did it become a guarantor to any parties as at March 31, 2011.

Note 9 – Comparative Figures

Certain comparative figures have been reclassified in order to conform to the current period’s financial statement presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This quarterly report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations. In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this quarterly report on Form 10-Q include statements about:

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

  Our ability to complete our website,

  Our ability to attract users to our website,

  Our lack of operating history,

  Our reliance on our sole director and officer, and

  The risks in the section of this quarterly report entitled “Risk Factors”,

any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Our Current Business

We are a start-up development stage company. We own the domain name “RelationshipScoreboard.com” and have commenced the development of our flagship social networking website. The premise behind RelationshipScoreboard.com (“RS.com”) is that we as human beings are curious about relationships and their inner workings. Everyone wants to know what defines a good relationship, what elements make a relationship work, and how much each partner should invest and contribute into the relationship in order to make it function on a balanced basis. We believe this website will provide objective perspectives on what people value most in a relationship and it will help people ease their concerns about their own interactions.

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

Social networking websites are designed to keep people connected and essentially to build an online community. We believe that RS.com will serve as an interactive website where people can socialize, share relationship advice and score others’ relationships based on a series of questionnaires. While the evaluation of others and their interpersonal relationships tends to be a serious topic of discussion, the purpose of this website is to add a comedic or anecdotal edge to the relationship subject matter. We believe that the entertainment value of rating relationships of others will keep people coming back for more and therefore continually enhance the traffic of the website.

While people are prone to subjectively judging the relationships of others, the unique feature of RS.com is that it will provide a series of mathematical algorithms to provide for much more scientific means of achieving a relationship score. Using its array of formulas and algorithms, RS.com will allow its users to (a) evaluate whether a given relationship is functional or not; (b) determine which partner is “winning” the relationship battle (the definition of “winning’ being getting more out of the relationship than the other party); (c) guesstimate how long the relationship will last; and (d) consider with whom the relationship partners would be better off aligning themselves. Users will have the ability to answer a series of questions regarding any specific relationship, which will in turn help “score” the relationship. The scoring options will include friends’ relationships, relationships of strangers, and celebrity relationships as well, depending on which sections of the website they choose to enter. With such a broad base of social media users, the opportunity to attract people to the website will be within arm’s reach. We believe that RS.com’s unique attributes will allow it to succeed in attracting attention and traffic amongst the vast array of social networking websites.

Plan of Operation

We are a start-up development stage company. There exists substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our expenses. This is because we have not generated any revenues and no material revenues are anticipated until we further develop our business. There is no assurance we will reach this point.

If we are unable to attract enough users to our website and obtain revenue from advertising, will need to find alternative sources of capital, such as a public offering, a private placement of securities, or loans from our officer or others in order for us to maintain our operations past that 12 month period. At the present time, we have not made any arrangements to raise additional cash other than this offering. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

Milestones for Development

The following is a detailed description of the actions and timing of our planned operations over the next 12 months:

Milestone		Actions Required	Completion Date	Approximate Costs
Launch Website	• •	Hire IT professionals to complete back end of website including final version of mathematical algorithms used to score relationships. Finish graphic designs.	May 31, 2011	$10,000
Focus on Advertisement of Website	• • •	Perform search engine optimization. Use “guerrilla marketing” techniques to promote site. Begin working on social marketing integration with sites such as facebook and twitter.	Q3, 2011	$5,000
Launch Improved Website	• •	Complete code for online store, forum, and advice section of website. Continue working on advertisement of website, including, if feasible, mainstream advertising.	Q4 of 2011	$15,000
Expansion of Advertisement of Website	• • •	If revenues support expansion, hire employees to provide advice and feedback to users. Implementation of bulletin-board chatroom. Add integration with social media sites such as Facebook and Twitter.	Q1 of 2012	$10,000

We anticipate the costs for the development of our website will be substantially reduced due to the uncompensated time and effort of our sole director and officer. We anticipate that upon the launch of the website will we begin to earn minimal revenue. As traffic to the website increases, we anticipate that our revenues will increase.

Results of Operations

Revenues

We have not earned any revenue from operations since our inception and further losses are anticipated in the development of our business. We are currently in the development stage of our business and we can provide no assurances that we will generate revenue in the foreseeable future.

Expenses

For the three month period ended March 31, 2011, we incurred expenses of $14,475 including $9,350 in audit and accounting fees, $2,190 in legal fees, $1,503 in filing and transfer agent fees, $1,626 in interest expense and a recovery of bank charges of $194. These expenses relate primarily to the ongoing maintenance of the Company and the filing of necessary registration statements and annual report. For the period three month period ended March 31, 2010, we incurred no operating expenses but recovered $3 of previously expensed bank charges. The increase in expenses in the three month period ended March 31, 2011 as compared to the three month period ended March 31, 2010 was primary due to enhanced corporate activity as we moved forward with the development of our flagship website as well as becoming a reporting issuer.

Liquidity And Capital Resources

Working Capital

		As at	Percentage
	As at	December 31,	Increase /
	March 31, 2011	2010	(Decrease)
Current Assets	$58,649	$13,658	329.4%
Current Liabilities	$74,650	$76,810	(2.8%)
Working Capital (Deficiency)	$(16,001)	$(63,152)	(74.7%)

Cash Flows

	Three Month	Three Month
	Period Ended	Period Ended
	March 31, 2011	March 31, 2010
Cash used in Operating Activities	$15,009	$397
Cash provided by Investing Activities	$0	$14,910
Cash provided by Financing Activities	$60,000	$400
Net Increase (Decrease) in Cash	$44,991	$14,913

We anticipate that we will incur approximately $50,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. These outflows are in addition to the minimum $40,000 of addition development costs to be incurred relative to our website as detailed above. As of the date of this report we had cash of $58,649, accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $15,009 during the three month period ended March 31, 2011 and $397 during the three month period ended March 31, 2010. Cash used in operating activities was funded primarily by cash from financing activities.

Cash From Investing Activities

No cash was used or provided in investing activities during the three month period ended March 31, 2011. Cash provided by investing activities during the three month period ended March 31, 2010 was a result of the cash that we acquired when we completed the reverse takeover transaction on March 24, 2010.

Cash from Financing Activities

We generated cash of $60,000 from financing activities during the three month period ended March 31, 2011 from our initial public offering compared to cash of $400 generated from financing activities during the three month period ended March 31, 2010.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at March 31, 2011, our company has accumulated losses of $81,710 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended December 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We anticipate continuing to rely on equity sales of our shares of common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, these disclosure controls and procedures were ineffective.

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

Our Management, including our principal executive officer and our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of March 31, 2011 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at March 31, 2011 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2011: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS.

Risks And Uncertainties

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

We incurred a net loss of $81,710 for the period from November 16, 2009 (date of inception) to March 31, 2011 and have not generated any revenues since our inception. Because we have incurred losses from operations since inception, have not attained profitable operations and are dependent upon obtaining adequate financing to fulfill our business operations, in their report on our financial statements for the period from November 16, 2009 (date of inception) to December 31, 2010, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

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

During the fiscal year ended December 31, 2010, we procured additional loan financing of approximately $57,000 in order to provide for certain working capital requirements. On February 24, 2011, we closed a primary offering for gross proceeds of $60,000. However, we do not currently have any arrangement for additional financing. For the foreseeable future, we intend to fund our operations and capital expenditures from our cash on hand and additional financings. We estimate that we will not be able to initiate our planned operations using currently available capital resources. Our capital resources are insufficient to fund our planned operations for the next 12 month period, as we estimate that we require a total of $90,000 in addition to our existing working capital deficiency of $16,001. We will have to raise additional funds for the continued development of our business and the marketing of our products. Such additional funds may be raised through the sale of additional stock, stockholder and director advances and/or commercial borrowing. There can be no assurance that a financing will continue to be available if necessary to meet these continuing development costs or, if the financing is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue our operations and developments and so may be forced to scale back or cease operations or discontinue our business and you could lose your entire investment.

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

We are authorized to issue up to 500,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of May 10, 2011, there were 24,000,100 shares of our common stock issued and outstanding and no shares of our preferred stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock or preferred stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description
3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
10.1(1)	Share Purchase Agreement dated March 24, 2010 between Benjamin Cherniak and Online Disruptive Technologies, Inc.
10.2(1)	Subscription Agreement between our company and Robbie Manis
10.3(1)	Subscription Agreement between our company and Brian Hough
10.4(1)	Subscription Agreement between our company and Peter Hough
21.1	Subsidiary of Online Disruptive Technologies, Inc.: Relationshipscoreboard.com Entertainment, Inc., a Nevada corporation
31.1*	Section 302 of the Sarbanes-Oxley Act of 2002 of Benjamin Cherniak
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Benjamin Cherniak

*Filed herewith.

(1) Incorporated by reference from our Registration Statement on Form S-1 filed on August 10, 2010

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONLINE DISRUPTIVE TECHNOLOGIES, INC.

By
/s/ Benjamin Chernaik
Benjamin Chernaik
President and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Date: May 11, 2011