Form 10-K/A
period 2010-12-31
ONLINE DISRUPTIVE TECHNOLOGIES, INC.
filed 2011-06-08
CIK 1498380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to __________________

Commission file number: 000-54394

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
[X] Yes [ ] No

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

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

Explanatory Note:

This amendment to our Form 10-K for the annual period ended December 31, 2010 has been filed in order to reflect that our company was, during the period in question, a shell company (as defined in Rule 12b-2 of the Exchange Act). Accordingly, we have removed the “X” from the box “No” on the front page of this Form 10-K/A and we have inserted an “X” in the box marked “Yes”.

All other information included in our annual report on Form 10-K for the fiscal year ended December 31, 2010 has not been amended. Except for the matter described above, this amendment does not modify or update disclosure in the originally filed annual report on Form 10-K, or reflect events occurring after March 9, 2011, which is the date of the filing of the originally filed annual report on Form 10-K.

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
June 8, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By
/s/ Benjamin Cherniak
Benjamin Cherniak
President and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)
June 8, 2011