Form 10-Q/A
period 2011-03-31
ONLINE DISRUPTIVE TECHNOLOGIES, INC.
filed 2011-06-08
CIK 1498380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

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

Yes [X]      No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ]      No [ ]    (Not Applicable)

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

Yes [X]      No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1933 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ]      No [ ]    N/A

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of May 10, 2011, there were 24,000,100 shares of common stock, par value $0.001, outstanding.

Explanatory Note:

This amendment to our Form 10-Q for the interim period ended March 31, 2011 has been filed in order to reflect that our company was, during the period in question, a shell company (as defined in Rule 12b-2 of the Exchange Act). Accordingly, we have removed the “X” from the box “No” on the front page of this Form 10-Q/A and we have inserted an “X” in the box marked “Yes”.

All other information included in our interim report on Form 10-Q for the fiscal year ended March 31, 2011 has not been amended. Except for the matter described above, this amendment does not modify or update disclosure in the originally filed interim report on Form 10-Q, or reflect events occurring after May 11, 2011, which is the date of the filing of the originally filed interim report on Form 10-Q.

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

Date: June 8, 2011