Form 10-Q
period 2011-06-30
ONLINE DISRUPTIVE TECHNOLOGIES, INC.
filed 2011-08-10
CIK 1498380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes[ x ]     No[   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes[ x ]     No[   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes[ x ]     No[   ]

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of August 8, 2011, there were 24,000,100 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONLINE DISTRUPTIVE TECHNOLOGIES, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2011

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	$	$
ASSETS

Current Assets
Cash and Cash Equivalents	26,991	13,658
Total Current Assets	26,991	13,658

Website Development Costs, net of accumulated amortization of $499 (Note 4)	8,476	8,325
Total Assets	35,467	21,983

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Liabilities	8,240	19,948
Loans Payable - Related Parties (Note 5)	56,862	56,862
Total Current Liabilities	65,102	76,810

SHAREHOLDERS' DEFICIENCY
Authorized: 20,000,000 Preferred Shares, par value $0.001 500,000,000 Common Shares, par value $0.001
Issued and outstanding: Nil Preferred Shares 24,000,100 Common Shares (December 31, 2010 – 18,000,100)	8,400	2,400
Additional Paid-in Capital	67,278	10,008
(Deficit) Accumulated During the Development Stage	(105,313)	(67,235)
Total Shareholders’ Deficiency	(29,635)	(54,827)
Total Liabilities and Shareholders' Deficiency	35,467	21,983

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss

					For the
					period from
	Three	Three			November
	months	months	Six months	Six months	16, 2009
	ended	ended	ended	ended	(inception)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2011	2010	2011	2010	2011
General and Administrative Expenses	$	$	$	$	$
Accounting Fees	1,500	-	3,000	-	3,500
Audit & Tax Fees	2,300	-	10,150	-	39,472
Bank Fees	73	81	(121)	58	473
Consulting Fees	5,000	1,500	5,000	1,500	6,500
Filing and Transfer Agent Fees	6,024	-	7,527	-	13,618
License and Permit Fees	-	-	-	119	1,057
Legal Fees	6,553	3,651	8,743	3,651	33,885
Web Domain Expense	10	-	10	-	30
	21,460	5,232	34,309	5,328	98,535

(Loss) Before Other Expense	(21,460)	(5,232)	(34,309)	(5,328)	(98,535)
Other Expense
Amortization Expense	499	-	499	-	499
Interest Expense	1,644	-	3,270	-	6,279
Total Other Expense	2,143	-	3,769	-	6,778

Net Loss and Comprehensive Loss for the Period	(23,603)	(5,232)	(38,078)	(5,328)	(105,313)

Basic and Diluted Net Loss per Common Share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	24,000,100	18,000,100	22,176,896	17,093,977

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Deficiency
For the period from November 16, 2009 to June 30, 2011

						(Deficit)
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid In	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
		$		$	$	$	$
Shares issued for cash at $0.0001 per share on November 16, 2009	-	-	1,000	-	-	-	-
Shares issued for cash at $0.000025 per share on December 5, 2009	-	-	15,999,000	400	-	-	400
Net loss for the period	-	-	-	-	-	(1,179)	(1,179)
Balance as of December 31, 2009	-	-	16,000,000	400	-	(1,179)	(779)
Recapitalization - ODT	-	-	2,000,100	2,000	6,999	-	8,999
Imputed interest from shareholders	-	-	-	-	3,009	-	3,009
Net loss for the year	-	-	-	-	-	(66,056)	(66,056)
Balance as of December 31, 2010	-	-	18,000,100	2,400	10,008	(67,235)	(54,827)
Shares issued for cash at $0.01 per share on February 24, 2011	-	-	6,000,000	6,000	54,000	-	60,000
Imputed Interest from shareholders	-	-	-	-	3,270	-	3,270
Net loss for the period	-	-	-	-	-	(38,078)	(38,078)
Balance as of June 30, 2011	-	-	24,000,100	8,400	67,278	(105,313)	(29,635)

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the period
			from
			November 16,
	Six months	Six months	2009
	ended June 30,	ended June 30,	(inception) to
	2011	2010	June 30, 2011
Cash flow from Operating Activities	$	$	$
Net income (loss) for the period	(38,078)	(5,328)	(105,313)
Adjustment for items not involving cash:
Imputed interest	3,270	-	6,279
Amortization	499	-	499
Changes in non-cash working capital items:
Increase (decrease) in accounts payable and accrued liabilities	(11,708)	230	(2,221)
Net Cash (Used in) Operating Activities	(46,017)	(5,098)	(100,756)
Cash flow from Financing Activities
Common shares issued, net of issuance costs	60,000	-	60,400
Increase in loan payable – related parties	-	28,423	56,862
Net Cash Provided by Financing Activities	60,000	28,423	117,262
Cash flow from Investing Activities
Cash acquired on acquisition of subsidiary	-	14,910	14,910
Website development costs	(650)	-	(4,425)
Net Cash Provided by (Used in) Investing Activities	(650)	14,910	10,485
Net Increase in Cash and Cash equivalents	13,333	38,235	26,991

Cash and Cash equivalents, Beginning of Period	13,658	8	-
Cash and Cash equivalents, End of Period	26,991	38,243	26,991
Supplementary Information
Interest Paid	-	-	-
Income Taxes Paid	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2011

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

Effective March 24, 2010, the Company acquired 100% of the issued and outstanding shares of RelationshipScoreboard.com Entertainment Inc. (“RS” or “RelationshipScoreboard.com”), a company incorporated on November 16, 2009 in the state of Nevada, U.S.A., in exchange for 16,000,000 shares of the Company’s common stock. Upon the completion of the acquisition, the former sole shareholder of RS held 89% of the Company’s issued and outstanding common stock. As a result, the transaction was accounted for as a reverse takeover transaction (“RTO”) for accounting purpose, as RS was deemed to be the acquirer, and these consolidated financial statements are a continuation of the financial statements of RS.

These financial statements have been prepared with the ongoing assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company suffered a recurring loss and had a working capital deficit of $38,111 as at June 30, 2011 (December 31, 2010 – a working capital deficit of $63,152) which raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do no include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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
June 30, 2011

Note 3 - Significant Accounting Policies

a)	Basis of Presentation

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”). All adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows as at June 30, 2011 have been included.

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

Cash and cash equivalents consist entirely of readily available cash balances. There were no cash equivalents as of June 30, 2011 and December 31, 2010.

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

As at June 30, 2011 the Company had no stock options issued and outstanding.

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
June 30, 2011

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

Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. For the six month period ended June 30, 2011, the basic loss per share is equal to the diluted loss per share as there are no potential dilutive securities.

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
June 30, 2011

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

As at June 30, 2011, the fair value of cash and cash equivalents was measured using Level 1 inputs.

The carrying amounts reported in the balance sheets for the cash and cash equivalents, accounts payable and accrued liabilities and loan payable each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization.

l)	Website Development Costs

Website development costs relate to the development of the Company's proprietary website. These costs have been capitalized as incurred and installed and are being amortized over the estimated useful life of three years on a straight line basis. The Company accounts for these costs in accordance with ASC 350, Intangibles, which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites.

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
June 30, 2011

Note 3 - Significant Accounting Policies (cont’d)

m)	Recently Adopted Accounting Pronouncements (cont’d)

The Company adopted this standard on January 1, 2011 and the adoption of ASU 2009-14 did not have an effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted this standard on January 1, 2011 and the adoption of ASU 2010-06 did not have a material impact on our financial statements.

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
June 30, 2011

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

In May 2011, the FASB issued an accounting pronouncement related to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not anticipate that the guidance will have an impact on the Company’s financial statements.

In June 2011, the FASB issued an accounting pronouncement that provides new guidance on the presentation of comprehensive income (FASB ASC Topic 220) in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income. Under either method, entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and other comprehensive income.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2011

Note 3 - Significant Accounting Policies (cont’d)

n)	Recently Issued Accounting Pronouncements (cont’d)

The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company does not anticipate that the guidance will have an impact on the Company’s financial statements.

Other accounting pronouncements that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Note 4 – Website Development Costs

The Company incurred and capitalized $8,975 related to its ongoing website development. As at May 1 2011, the development of the initial phase of website was substantially completed. As such, the Company began amortizing the website cost over the estimated useful life of 3 years. As at June 30, 2011, the Company incurred two months of amortization cost amounting to $499 and the net cost of web development asset of $8,476 is reflected on the balance sheet.

		As of June 30, 2011
	Opening balance	Addition	Amortization	Ending balance
Website development costs	$8,325	$650	$499	$8,476

		As of December 31, 2010
	Opening balance	Addition	Amortization	Ending balance
Website development costs	$-	$8,325	$-	$8,325

Note 5 – Loans Payable – Related Parties

As at June 30, 2011, the loans payable included followings:

  $56,462 payable to a shareholder of the Company. The amount is unsecured, non-interest bearing and due on demand.
  $400 payable to a director and principal shareholder of the Company. The amount is unsecured, non-interest bearing and due on demand.

During the six month period ended June 30, 2011, the Company recorded imputed interest on the loans payable from related parties at a market rate of 11.68% thereby leading to the recognition of interest expense of $3,270. A corresponding amount was classified as additional paid-in capital.

Note 6 – Related Party Transactions

See Note 5.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2011

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

Note 8 – Commitments and Guarantees

The Company did not enter into any commitments nor did it become a guarantor to any parties as at June 30, 2011.

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

Our Current Business

We are a start-up development stage company. We own the domain name “RelationshipScoreboard.com” and have recently launched the first version of our flagship social networking website: RelationshipScoreboard.com (“RS.com”). The premise behind RS.com is that we as human beings are curious about relationships and their inner workings. Everyone wants to know what defines a good relationship, what elements make a relationship work, and how much each partner should invest and contribute into the relationship in order to make it function on a balanced basis. We believe this website will provide objective perspectives on what people value most in a relationship and it will help people ease their concerns about their own interactions.

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

While people are prone to subjectively judging the relationships of others, the unique feature of RS.com is that it will provide a series of mathematical algorithms to provide for much more scientific means of achieving a relationship score. Using its array of formulas and algorithms, RS.com allows its users to evaluate whether a given relationship is functional or not and determine which partner is “winning” the relationship battle (the definition of “winning’ being getting more out of the relationship than the other party). Users have the ability to answer a series of questions regarding any specific relationship, which will in turn help “score” the relationship. The scoring options will include friends’ relationships, relationships of strangers, and celebrity relationships as well, depending on which sections of the website they choose to enter. With such a broad base of social media users, the opportunity to attract people to the website will be within arm’s reach. We believe that RS.com’s unique attributes will allow it to succeed in attracting attention and traffic amongst the vast array of social networking websites. In the future, we anticipate that RS.com will allow its users to guesstimate how long the relationship will last and consider with whom the relationship partners would be better off aligning themselves.

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

Milestones for Development

The following is a detailed description of the actions and timing of our planned operations over the next 12 months:

Milestone	Actions Required	Completion Date	Approximate Costs
Focus on	Perform search engine optimization.	Q3, 2011	$5,000
Advertisement	Use “guerrilla marketing” techniques to promote site.
of Website	Begin working on social marketing integration with sites such as facebook and twitter.
Launch	Complete code for online store, forum, and advice section of website.	Q4 of 2011	$15,000
Improved Website	Continue working on advertisement of website, including, if feasible, mainstream advertising.
Expansion of Advertisement	If revenues support expansion, hire employees to provide advice and feedback to users.	Q1 of 2012	$10,000
of Website	Implementation of bulletin-board chatroom.
	Add integration with social media sites such as Facebook and Twitter.

We anticipate the costs for the development of our improved website will be substantially reduced due to the uncompensated time and effort of our sole director and officer.

Results of Operations

Revenues

We have not earned any revenue from operations since our inception and further losses are anticipated in the development of our business. We are currently in the development stage of our business and we can provide no assurances that we will generate revenue in the foreseeable future.

Expenses

For the six month period ended June 30, 2011, we incurred expenses of $38,078 including $13,150 in audit and accounting fees, $8,743 in legal fees, $7,527 in filing and transfer agent fees, $5,000 in consulting fees, $3,270 in interest expense, $499 in amortization, $10 in web domain expense and a recovery of bank charges of $121. These expenses relate primarily to the ongoing maintenance of the Company and the filing of necessary registration statements and annual report. For the six month period ended June 30, 2010, we incurred $3,651 in legal fees, $1,500 in consulting fees, $119 in license and permit fees and $58 in bank fees. The increase in expenses in the six month period ended June 30, 2011 as compared to the six month period ended June 30 2010 was primary due to enhanced corporate activity as we moved forward with the development of our flagship website as well as becoming a reporting issuer.

Liquidity And Capital Resources

Working Capital

		As at	Percentage
	As at	December 31,	Increase /
	June 30, 2011	2010	(Decrease)
Current Assets	$26,991	$13,658	97.6%
Current Liabilities	$65,102	$76,810	(15.2%	)
Working Capital (Deficiency)	$(38,111)	$(63,152)	(39.7%	)

Cash Flows
	Six Month Period	Six Month Period
	Ended	Ended
	June 30, 2011	June 30, 2010
Cash provided by (used in) Operating Activities	$(46,017)	$(5,098)
Cash provided by (used in) Investing Activities	$(650)	$14,910
Cash provided by (used in) Financing Activities	$60,000	$28,423
Net Increase (Decrease) in Cash	$13,333	$38,235

We anticipate that we will incur approximately $50,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. These outflows are in addition to the minimum $30,000 of additional development costs to be incurred relative to our website as detailed above. As of the date of this report we had cash of $26,991, accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $46,017 during the six month period ended June 30, 2011 and $5,098 during the six month period ended June 30, 2010. Cash used in operating activities was funded primarily by cash from financing activities.

Cash From Investing Activities

$650 cash was used in investing activities during the six month period ended June 30, 2011 to complete the development of the website. Cash provided by investing activities during the six month period ended June 30, 2010 was a result of the cash that we acquired when we completed the reverse takeover transaction on March 24, 2010.

Cash from Financing Activities

We generated cash of $60,000 from financing activities during the six month period ended June 30, 2011 from our initial public offering compared to cash of $28,423 generated from financing activities during the six month period ended June 30, 2010.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at June 30, 2011, our company has accumulated losses of $105,313 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

Our Management, including our principal executive officer and our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of June 30, 2011 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at June 30, 2011 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred a net loss of $105,313 for the period from November 16, 2009 (date of inception) to June 30, 2011 and have not generated any revenues since our inception. Because we have incurred losses from operations since inception, have not attained profitable operations and are dependent upon obtaining adequate financing to fulfill our business operations, in their report on our financial statements for the period from November 16, 2009 (date of inception) to December 31, 2010, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

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

During the fiscal year ended December 31, 2010, we procured additional loan financing of approximately $57,000 in order to provide for certain working capital requirements. On February 24, 2011, we closed a primary offering for gross proceeds of $60,000. However, we do not currently have any arrangement for additional financing. For the foreseeable future, we intend to fund our operations and capital expenditures from our cash on hand and additional financings. We estimate that we will not be able to initiate our planned operations using currently available capital resources. Our capital resources are insufficient to fund our planned operations for the next 12 month period, as we estimate that we require a total of $80,000 in addition to our existing working capital deficiency of $38,111. We will have to raise additional funds for the continued development of our business and the marketing of our products. Such additional funds may be raised through the sale of additional stock, stockholder and director advances and/or commercial borrowing. There can be no assurance that a financing will continue to be available if necessary to meet these continuing development costs or, if the financing is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue our operations and developments and so may be forced to scale back or cease operations or discontinue our business and you could lose your entire investment.

Risk Associated with our Business

To date we have completed the development of our website however we still do not have any customers.

We do not have any paying customers and there is no guarantee that we will ever have any paying customers. Even if we obtain customers, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will have to suspend or cease operations.

We will be dependent on third parties to continually develop and maintain our website, network infrastructure, and transaction processing systems as well as to design and fulfill a number of customer service and other retail functions. If such parties are unwilling or unable to continue providing these services, our business could be severely harmed. To date, other than with respect to the commissioning of the design of the website and the development of the core functionality, we have not entered into any formal relationship with any third parties to provide these services. Our success will depend on our ability to build and maintain relationships with such third party service providers on commercially reasonable terms. If we are unable to build and maintain such relationships on commercially reasonable terms, we will have to suspend or cease operations. If our customers become dissatisfied with the services provided by these third parties, our reputation could suffer.

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

We are authorized to issue up to 500,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of August 8, 2011, there were 24,000,100 shares of our common stock issued and outstanding and no shares of our preferred stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock or preferred stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
10.1(1)	Share Purchase Agreement dated March 24, 2010 between Benjamin Cherniak and Online Disruptive Technologies, Inc.
10.2(1)	Subscription Agreement between our company and Robbie Manis
10.3(1)	Subscription Agreement between our company and Brian Hough
10.4(1)	Subscription Agreement between our company and Peter Hough
21.1	Subsidiary of Online Disruptive Technologies, Inc.: Relationshipscoreboard.com Entertainment, Inc., a Nevada corporation
31.1*	Section 302 of the Sarbanes-Oxley Act of 2002 of Benjamin Cherniak
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Benjamin Cherniak
EX-101.INS*	XBRL INSTANCE DOCUMENT
EX-101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
EX-101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
EX-101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

Date: August 10, 2011