Form 10-Q
period 2011-09-30
ONLINE DISRUPTIVE TECHNOLOGIES, INC.
filed 2011-11-14
CIK 1498380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of November 10, 2011, there were 24,000,100 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONLINE DISTRUPTIVE TECHNOLOGIES, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2011

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	$	$
ASSETS

Current Assets
Cash and Cash Equivalents	14,902	13,658
Prepaid Expenses	15,000	-
Total Current Assets	29,902	13,658

Website Development Costs, net of accumulated amortization (Note 4)	7,729	8,325
Total Assets	37,631	21,983

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Liabilities	3,184	19,948
Loans Payable - Related Parties (Note 5)	74,462	56,862
Total Current Liabilities	77,646	76,810

SHAREHOLDERS' DEFICIENCY
Authorized: 20,000,000 Preferred Shares, par value $0.001 500,000,000 Common Shares, par value $0.001
Issued and outstanding: Nil Preferred Shares 24,000,100 Common Shares (December 31, 2010 – 18,000,100)	8,400	2,400
Additional Paid-in Capital	69,076	10,008
(Deficit) Accumulated During the Development Stage	(117,491)	(67,235)
Total Shareholders’ Deficiency	(40,015)	(54,827)
Total Liabilities and Shareholders' Deficiency	37,631	21,983

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss

						For the
						period from
						November
	Three	Three		Nine	Nine	16, 2009
	months	months		months	months	(inception)
	ended	ended		ended	ended	to
	September	September		September	September	September
	30, 2011	30, 2010		30, 2011	30, 2010	30, 2011
	$	$	$		$	$
General and Administrative Expenses
Accounting Fees	1,500	-		4,500	-	5,000
Audit & Tax Fees	2,531	25,322		12,681	25,322	42,003
Bank Fees	69	84		(52)	142	542
Consulting Fees	-	1,500		5,000	3,000	6,500
Filing and Transfer Agent Fees	-	4,222		7,528	4,222	13,619
License and Permit Fees	119	613		119	732	1,176
Legal Fees	5,413	11,772		14,156	15,423	39,298
Web Domain Expense	-	-		10	-	30
	9,632	43,513		43,941	48,841	108,168

(Loss) Before Other Expense Other Expense	(9,632)	(43,513)		(43,941)	(48,841)	(108,168)
Amortization Expense	747	-		1,246	-	1,246
Interest Expense	1798	391		5,068	391	8,077
Total Other Expense	2,545	391		6,314	391	9,323

Net Loss and Comprehensive Loss for the Period	(12,177)	(43,904)		(50,256)	(49,232)	(117,491)

Basic and Diluted Net Loss per Common Share	(0.00)	(0.00)		(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	24,000,100	18,000,100		22,791,309	17,399,337

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Deficiency
For the period from November 16, 2009 to September 30, 2011

						(Deficit)
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid In	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
		$		$	$	$	$
Shares issued for cash at $0.0001 per share on November 16, 2009	-	-	1,000	-	-	-	-
Shares issued for cash at $0.000025 per share on December 5, 2009	-	-	15,999,000	400	-	-	400
Net loss for the period	-	-	-	-	-	(1,179)	(1,179)
Balance as of December 31, 2009	-	-	16,000,000	400	-	(1,179)	(779)
Recapitalization - ODT	-	-	2,000,100	2,000	6,999	-	8,999
Imputed interest from shareholders	-	-	-	-	3,009	-	3,009
Net loss for the year	-	-	-	-	-	(66,056)	(66,056)
Balance as of December 31, 2010	-	-	18,000,100	2,400	10,008	(67,235)	(54,827)
Shares issued for cash at $0.01 per share on February 24, 2011	-	-	6,000,000	6,000	54,000	-	60,000
Imputed interest from shareholders	-	-	-	-	5,068	-	5,068
Net loss for the period	-	-	-	-	-	(50,256)	(50,256)
Balance as of September 30, 2011	-	-	24,000,100	8,400	69,076	(117,491)	(40,015)

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the period
			from
			November 16,
	Nine months	Nine months	2009
	ended	ended	(inception) to
	September 30,	September 30,	September 30,
	2011	2010	2011
Cash flow from Operating Activities	$	$	$
Net income (loss) for the period	(50,256)	(66,056)	(117,491)
Adjustment for items not involving cash:
Imputed interest	5,068	3,009	8,077
Amortization	1,246	-	1,246
Changes in non-cash working capital items:
Increase in prepaid expenses	(15,000)	-	(15,000)
Increase in accounts payable and accrued liabilities	(16,764)	8,700	(7,277)
Net Cash (Used in) Operating Activities	(75,706)	(54,347)	(130,445)
Cash flow from Financing Activities
Common shares issued, net of issuance costs	60,000	-	60,400
Increase in loan payable – related parties	17,600	56,862	74,462
Net Cash Provided by Financing Activities	77,600	56,862	134,862
Cash flow from Investing Activities
Cash acquired on acquisition of subsidiary	-	14,910	14,910
Website development costs	(650)	(3,775)	(4,425)
Net Cash Provided by Investing Activities	(650)	11,135	10,485
Net Increase in Cash and Cash equivalents	1,244	13,650	14,902
Cash and Cash equivalents, Beginning of Period	13,658	8	-
Cash and Cash equivalents, End of Period	14,902	13,658	14,902
Supplementary Information
Interest Paid	-	-	-
Income Taxes Paid	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011

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

These financial statements have been prepared with the ongoing assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company suffered a recurring loss and had a working capital deficit of $47,744 as at September 30, 2011 (December 31, 2010 – a working capital deficit of $63,152) which raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do no include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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
September 30, 2011

Note 3 - Significant Accounting Policies

a)      Basis of Presentation
These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”). All adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows as at September 30, 2011 have been included.

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

e)       Cash and Cash Equivalents
Cash and cash equivalents consist entirely of readily available cash balances. There were no cash equivalents as of September 30, 2011 and December 31, 2010.

f)      he Company accounts its stock options and similar equity instruments issued in accordance with ASC 718, “Share-Based Payment”. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

As at September 30, 2011 the Company had no stock options issued and outstanding.

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
September 30, 2011

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

Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. For the nine month period ended September 30, 2011, the basic loss per share is equal to the diluted loss per share as there are no potential dilutive securities.

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
September 30, 2011

Note 3 - Significant Accounting Policies (cont’d)

k)       Financial Instruments and Fair Value of Financial Instruments (cont’d)

  Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

As at September 30, 2011, the fair value of cash and cash equivalents was measured using Level 1 inputs.

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
September 30, 2011

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
September 30, 2011

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
September 30, 2011

Note 3 - Significant Accounting Policies (cont’d)

n)       Recently Issued Accounting Pronouncements (cont’d)
Other accounting pronouncements that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Note 4 – Website Development Costs

The Company incurred and capitalized $8,975 related to its ongoing website development. As at May 1 2011, the development of the initial phase of the website was substantially completed. As such, the Company began amortizing the website cost over the estimated useful life of 3 years. As at September 30, 2011, the company incurred amortization cost amounting to $1,246 and the net cost of web development asset of $7,729 is reflected on the balance sheet.

	As of September 30, 2011
	Opening balance	Addition	Amortization	Ending balance
Website development costs	$8,325	$650	$1,246	$7,729

	As of December 31, 2010
	Opening balance	Addition	Amortization	Ending balance
Website development costs	$-	$8,325	$-	$8,325

Note 5 – Loans Payable – Related Parties

As at September 30, 2011, the loans payable included followings:

  $74,062 payable to a shareholder of the Company. The amount is unsecured and non-interest bearing. Until November 4, 2011, the loan was due on demand. Pursuant to a loan terms agreement executed by the Company and the shareholder on November 4, 2011, the terms of repayment were amended to specify that ten per cent (10%) of the gross proceeds of any prospective debt or equity financing undertaken by the Company would be applied to the repayment of the principal of this loan until fully repaid. Any balance remaining outstanding on November 4, 2016 would then be fully due and payable.
  $400 payable to a director and principal shareholder of the Company. The amount is unsecured, non-interest bearing and due on demand.

During the nine month period ended September 30, 2011, the Company recorded imputed interest on the loans payable from related parties at a market rate of 11.68% thereby leading to the recognition of interest expense of $5,068. A corresponding amount was classified as additional paid-in capital.

Note 6 – Related Party Transactions

See Note 5.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011

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

Note 8 – Commitments and Guarantees

The Company did not become a guarantor to any parties as at September 30, 2011.

See Note 9 (1).

Note 9 – Subsequent Events

1.

On November 1, 2011, the Company executed two consulting agreements. Pursuant to the first such agreement, a corporation controlled by Robbie Manis was engaged by the Company to provide business advisory, financing and general compliance related services. The agreement provides for a monthly fee of $4,167 and is terminable by the Company with two months’ advance notice. Pursuant to the second such agreement, Kerry Chow was engaged by the Company to provide bookkeeping and accounting services. The agreement provides for a monthly fee of $833 and is terminable by the Company with two months’ advance notice.

2.

On November 4, 2011, the Company executed a loan terms agreement with a lender to whom the Company owes $74,062. The terms of such agreement are detailed in Note 5 (Loans Payable – Related Parties) above.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011

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

Our Current Business

We are a start-up development stage company. We own the domain name “RelationshipScoreboard.com” and have recently launched the first version of our flagship social networking website: RelationshipScoreboard.com (“RS.com”). The premise behind RS.com is that we as human beings are curious about relationships and their inner workings. Everyone wants to know what defines a good relationship, what elements make a relationship work, and how much each partner should invest and contribute into the relationship in order to make it function on a balanced basis. We believe this website will provide an objective perspective on what people value most in a relationship and it will help people ease their concerns about their own interactions.

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

If we are unable to attract enough users to our website and obtain revenue from advertising, will need to find alternative sources of capital, such as a public offering, a private placement of securities, or loans from our officer or others in order for us to maintain our operations past that 12 month period. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

Milestones for Development

The following is a detailed description of the actions and timing of our planned operations over the next 12 months:

Milestone	Actions Required	Completion Date	Approximate Costs
Focus on Advertisement of Website	• Perform search engine optimization. • Use “guerrilla marketing” techniques to promote site. • Begin working on social marketing integration with sites such as facebook and twitter.	Q4, 2011	$5,000
Launch Improved Website	• Complete code for online store, forum, and advice section of website. • Continue working on advertisement of website, including, if feasible, mainstream advertising.	Q1 of 2012	$15,000
Expansion of Advertisement of Website	• If revenues support expansion, hire employees to provide advice and feedback to users. • Implementation of bulletin-board chatroom. • Add integration with social media sites such as Facebook and Twitter.	Q2 of 2012	$10,000

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

Expenses

For the nine month period ended September 30, 2011, we incurred expenses of $50,256 including $17,181 in audit and accounting fees, $14,156 in legal fees, $7,528 in filing and transfer agent fees, $5,000 in consulting fees, $5,068 in interest expense, $1,246 in amortization, $119 in license and permit fees, $10 in web domain expense and a recovery of bank charges of $52. These expenses relate primarily to the ongoing maintenance of our company and the filing of necessary registration statements and annual report. For the nine month period ended September 30, 2010, we incurred expenses of $49,232. including $25,322 in audit and tax fees, $15,423 in legal fees, $4,222 in filing and transfer agent fees, $3,000 in consulting fees, $391 in interest expense, $732 in license and permit fees and $142 in bank fees. The increase in expenses in the nine month period ended September 30, 2011 as compared to the nine month period ended September 30, 2010 was primary due to interest payable on our debt.

Liquidity And Capital Resources

Working Capital
	As at	As at	Percentage
	September 30,	December 31,	Increase /
	2011	2010	(Decrease)
Current Assets	$29,902	$13,658	119%
Current Liabilities	$77,646	$76,810	1%
Working Capital (Deficiency)	$(47,744)	$(63,152)	(24%	)

Cash Flows
	Nine Month Period	Nine Month Period
	Ended	Ended
	September 30,	September 30,
	2011	2010
Cash provided by (used in) Operating Activities	$(75,706)	$(54,347)
Cash provided by (used in) Investing Activities	$(650)	$11,135
Cash provided by (used in) Financing Activities	$77,600	$56,862
Net Increase (Decrease) in Cash	$14,902	$13,650

We anticipate that we will incur approximately $100,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. These outflows are in addition to the minimum $30,000 of additional development costs to be incurred relative to our website as detailed above.

As of November 4, 2011, we have received $74,062 as a loan from one of our shareholders. Until November 4, 2011, the loan was due on demand. Pursuant to a loan terms agreement executed by us and the shareholder on November 4, 2011, the terms of repayment were amended to specify that ten per cent (10%) of the gross proceeds of any prospective debt or equity financing undertaken by the Company would be applied to the repayment of the principal of this loan until fully repaid. Any balance remaining outstanding on November 4, 2016 would then be fully due and payable.

On November 1, 2011, we executed two consulting agreements. A company controlled by Robbie Manis was engaged by us to provide business advisory, financing and general compliance related services. The agreement provides for a monthly fee of $4,167 and is terminable by us with two months’ advance notice. Also, Kerry Chow was engaged by us to provide bookkeeping and accounting services. The agreement provides for a monthly fee of $833 and is terminable by us with two months’ advance notice.

As of the date of this report we had uncommitted cash of approximately $10,000, accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $75,706 during the nine month period ended September 30, 2011 and $54,347 during the nine month period ended September 30, 2010. Cash used in operating activities was funded primarily by cash from financing activities.

Cash From Investing Activities

$650 cash was used in investing activities during the nine month period ended September 30, 2011 to complete the development of the website. Cash provided by investing activities during the nine month period ended September 30, 2010 of $11,135 was a result of the cash that we acquired when we completed the reverse takeover transaction on March 24, 2010.

Cash from Financing Activities

We generated cash of $77,600 from financing activities during the nine month period ended September 30, 2011 from our initial public offering and loans to related parties compared to cash of $56,862 generated from financing activities during the nine month period ended September 30, 2010.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at September 30, 2011, our company has accumulated comprehensive losses of $117,491 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

Our Management, including our principal executive officer and our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of September 30, 2011 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at September 30, 2011 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred a net loss of $117,491 for the period from November 16, 2009 (date of inception) to September 30, 2011 and have not generated any revenues since our inception. Because we have incurred losses from operations since inception, have not attained profitable operations and are dependent upon obtaining adequate financing to fulfill our business operations, in their report on our financial statements for the period from November 16, 2009 (date of inception) to December 31, 2010, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

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

During the fiscal year ended December 31, 2010, we procured additional loan financing of approximately $57,000 in order to provide for certain working capital requirements. On February 24, 2011, we closed a primary offering for gross proceeds of $60,000. However, we do not currently have any arrangement for additional financing. For the foreseeable future, we intend to fund our operations and capital expenditures from our cash on hand and additional financings. We estimate that we will not be able to initiate our planned operations using currently available capital resources. Our capital resources are insufficient to fund our planned operations for the next 12 month period, as we estimate that we require a total of $130,000 in addition to our existing working capital deficiency of $47,744. We will have to raise additional funds for the continued development of our business and the marketing of our products. Such additional funds may be raised through the sale of additional stock, stockholder and director advances and/or commercial borrowing. There can be no assurance that a financing will continue to be available if necessary to meet these continuing development costs or, if the financing is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue our operations and developments and so may be forced to scale back or cease operations or discontinue our business and you could lose your entire investment.

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

We are authorized to issue up to 500,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of November <>, 2011, there were 24,000,100 shares of our common stock issued and outstanding and no shares of our preferred stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock or preferred stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       (REMOVED AND RESERVED)

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.       EXHIBITS

Exhibit Number	Description
3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
10.1(1)	Share Purchase Agreement dated March 24, 2010 between Benjamin Cherniak and Online Disruptive Technologies, Inc.
10.2(1)	Subscription Agreement between our company and Robbie Manis
10.3(1)	Subscription Agreement between our company and Brian Hough
10.4(1)	Subscription Agreement between our company and Peter Hough
10.5(2)	Consulting Agreement dated November 1, 2011 with 1367826 Ontario Limited and Robbie Manis
10.6(2)	Consulting Agreement dated November 1, 2011 with Kerry Chow
10.7(3)	Loan Terms Agreement dated November 4, 2011 with Peter Hough
21.1	Subsidiary of Online Disruptive Technologies, Inc.: Relationshipscoreboard.com Entertainment, Inc., a Nevada corporation
31.1*	Section 302 of the Sarbanes-Oxley Act of 2002 of Benjamin Cherniak
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Benjamin Cherniak

*Filed herewith.

(1) Incorporated by reference from our Registration Statement on Form S-1 filed on August 10, 2010.

(2) Incorporated by reference from our Current Report on Form 8-K filed on November 3, 2011.

(3) Incorporated by reference from our Current Report on Form 8-K filed on November 8, 2011.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONLINE DISRUPTIVE TECHNOLOGIES, INC.

By
/s/ Benjamin Chernaik
Benjamin Chernaik
President and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Date: November 14, 2011