Form 10-K
period 2011-12-31
ONLINE DISRUPTIVE TECHNOLOGIES, INC.
filed 2012-03-23
CIK 1498380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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
[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[X]

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

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $80,001, based on 8,000,100 common shares held by non-affiliates and last sale prior to June 30, 2011 being $0.01.

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
24,000,100 shares of common stock as at March 19, 2012.

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

Our Business

Mineral Property Option Agreement

Effective November 21, 2011, we entered into a mineral property acquisition agreement (the “Agreement”) with Minera Del Pacifico, S.A. (“Minera”), whereby Minera agreed to sell us a 100% interest to exploit and commercialize the Muluncay concession (the “Property”) for a period of twenty years in exchange for 10,000,000 shares of our common stock. The Property covers an area of 374 hectares and is in the centre of the Portovelo-Zaruma mining camp, which is found in the cantons of Ayapamba and Paccha, Province of El Oro, southern Ecuador. Closing of the Agreement will occur three business days after we deliver notice to Minera of our intention to close. We have terminated the Agreement and will not be proceeding with the acquisition of the Property.

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

We have launched a basic version of our website, which includes the scoreboard. We anticipate that during the course of the 2012 year, we will expand the website to include the remaining components of the website. We anticipate that in the latter half of fiscal 2012, we will begin the integration of our website with other social media websites.

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

2-4 weeks: Clearly your peers do not think very much of your “serious” relationship

1-6 months: a few months a few years what's the difference?

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

We incurred a net loss of $167,629 for the period from November 16, 2009 (date of inception) to December 31, 2011 and have not generated any revenues since our inception. Because we have incurred losses from operations since inception, have not attained profitable operations and are dependent upon obtaining adequate financing to fulfill our business operations, in their report on our financial statements for the period from November 16, 2009 (date of inception) to December 31, 2011, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

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

During the fiscal year ended December 31, 2011, we closed a primary offering for gross proceeds of $60,000. However, we do not currently have any arrangement for additional financing. For the foreseeable future, we intend to fund our operations and capital expenditures from our cash on hand and additional financings. We estimate that we will not be able to initiate our planned operations using currently available capital resources. Our capital resources are insufficient to fund our planned operations for the next 12 month period, as we estimate that we require a total of $100,000 for the maintenance of our company and a further $30,000 for the development and exploitation of our website. Such additional funds may be raised through the sale of additional stock, stockholder and director advances and/or commercial borrowing. There can be no assurance that a financing will continue to be available if necessary to meet these continuing development costs or, if the financing is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue our operations and developments and so may be forced to scale back or cease operations or discontinue our business and you could lose your entire investment.

Risk Associated with our Business

To date we have not fully developed our website and do not have any customers.

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

The amount of time which our sole executive officer will devote to our business is limited. Benjamin Cherniak, our president, secretary and treasurer, currently devotes approximately 25% of his working time to our company. Further, he has other business interests. While we expect him to increase the percentage of his working time he devotes to our company if our operations increase, the amount of time which he devotes to our business may not be sufficient to fully develop our business. In addition, there exist potential conflicts of interest including, among other things, time, effort, and corporate opportunity involved with participating in other business entities. We have no agreements with him as to how he allocates either his time to our company or how he handles corporate opportunities. As a result, we may be unable to implement our plan and our business might ultimately fail.

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

We are authorized to issue up to 500,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 19, 2012, there were 24,000,100 shares of our common stock issued and outstanding and no shares of our preferred stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock or preferred stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

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

We have issued 24,000,100 shares of our common stock since our inception on November 16, 2009, of which 16,000,000 of which are restricted shares. There are no outstanding options or warrants or securities that are convertible into common shares.

Holders of Our Common Stock

As at March 19, 2012, we had 28 holders of our common stock. Our transfer agent is Nevada Agency and Transfer Company with an office at 50 West Liberty Street, Suite 880, Reno NV 89501.

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

On February 24, 2011, we closed the Primary Offering. We sold 6,000,000 Shares through the Primary Offering and received gross proceeds of $60,000. None of the Shares were sold to a U.S. person. Following the sale of the Shares in connection with the closing of the Primary Offering, the offering terminated.

For the period from December 31, 2010 to December 31, 2011, we received net proceeds of $60,000 from the sale of the Shares. The net proceeds from the offering have been used as to $650 on further development costs relative to the website with the balance used to defray ongoing accounting, legal, consulting and other maintenance operating expenses.:

There was no material change in the use of proceeds from our Primary Offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Securities authorized for issuance under equity compensation plans.

We do not have any stock compensation plans.

Issuer Purchases of Equity Securities

During the fiscal year ended December 31, 2011, we did not purchase any of our equity securities.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our management’s discussion and analysis of financial condition and results of operations provides a narrative about our financial performance and condition that should be read in conjunction with our audited financial statements for the period ended December 31, 2011 and related notes thereto.

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

Milestones for Development

The following is a detailed description of the actions and timing of our planned operations over the next 12 months:

Milestone	Actions Required	Completion Date	Approximate Costs
Focus on Advertisement of Website	º Perform search engine optimization. º Use “guerrilla marketing” techniques to promote site. º Begin working on social marketing integration with sites such as facebook and twitter.	Q1 of 2012	$5,000
Launch Improved Website	º Complete code for online store, forum, and advice section of website. º Continue working on advertisement of website, including, if feasible, mainstream advertising.	Q2 of 2012	$15,000

Milestone	Actions Required	Completion Date	Approximate Costs
Expansion of Advertisement of Website	º If revenues support expansion, hire employees to provide advice and feedback to users. º Implementation of bulletin-board chatroom. º Add integration with social media sites such as Facebook and Twitter.	Q3 of 2012	$10,000

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

Expenses

For the year ended December 31, 2011, we incurred expenses of $100,394 including $21,848 in accounting, audit and tax fees, $29,767 in legal fees, $14,389 in filing and transfer agent fees. We also incurred $494 in license and permit fees, $13,333 in consulting fees, $1,994 in amortization, $11,043 in travel expenses, $10 in web domain expense and $202 in bank charges. Finally, we recognized $7,314 of interest expense. For the year ended December 31, 2010, we incurred expenses of $67,235 including $25,142 in legal fees, $29,822 in accounting, audit and tax fees, $1,500 for consulting fees, $6,091 for filing and transfer agent fees, $1,057 for licenses and permits, $594 for bank fees, $20 for web domain registration and $3,009 of interest expense. The increase in expenses in the year ended December 31, 2011 as compared to the year ended December 31, 2010 was primary due to increased consulting and travel expenses as we sought new business opportunities.

Liquidity and Capital Resources

Working Capital as at December 31, 2011

Working Capital

	As at	As at
	December 31,	December 31,
	2011	2010
Current Assets	$7,492	$13,658
Current Liabilities	$42,464	$76,810
Working Capital (Deficiency)	$(34,972)	$(63,152)

Our working capital deficiency decreased from the year ended December 31, 2010 to December 31, 2011 primarily due to the re-structuring of a related party loan that had the effect of classified a significant portion of such loan as long term in nature.

Cash Flows
	Year ended	Year ended
	December 31, 2011	December 31, 2010
Cash provided by (used in) Operating Activities	$(108,116)	$(54,739)
Cash provided by (used in) Investing Activities	$(650)	$11,135
Cash provided by (used in) Financing Activities	$102,600	$57,262
Net Increase (Decrease) in Cash	$(6,166)	$13,658

We anticipate that we will incur approximately $100,000 for operating expenses, including professional, legal consulting and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. These outflows are in addition to the minimum $30,000 of additional development costs to be incurred relative to our website as detailed above.

As of January 27, 2012, we have received $74,062 as a loan from one of our shareholders. Until November 4, 2011, the loan was due on demand. Pursuant to a loan terms agreement executed by us and the shareholder on November 4, 2011, the terms of repayment were amended to specify that ten per cent (10%) of the gross proceeds of any prospective debt or equity financing undertaken by our company would be applied to the repayment of the principal of this loan until fully repaid. Any balance remaining outstanding on November 4, 2016 would then be fully due and payable.

On November 24, 2011, we entered into a loan agreement with an unrelated third party whereby we borrowed $25,000 from one lender with no interest and no fixed repayment date. The principal amount of the loan is convertible into shares of our common stock at a price to be determined at the time of conversion and we agreed to pay any out of pocket legal costs to the lender.

On November 1, 2011, we executed two consulting agreements. The first agreement relates to the provision of business advisory, financing and general compliance related services. The agreement provides for a monthly fee of $4,167 and is terminable by us with two months’ advance notice. The second agreement relates to the provision of bookkeeping and accounting services. The agreement provides for a monthly fee of $833 and is terminable by us with two months’ advance notice.

As of the date of this annual report we had uncommitted cash of approximately $7,000, accordingly, we will need to obtain additional financing in order to complete our business plan.

On February 13, 2012, the Company executed a $25,000 loan agreement with an unrelated third party lender. The amount is unsecured and non-interest bearing. The loan shall be converted to common stock of the Company at the same per share price applicable to the next issuance by the Company of common shares. Such conversion shall take place contemporaneous with the closing of the next equity financing with the subject common shares being issued to such persons as directed by the lender. The loan shall not have any fixed repayment term and shall be retired upon the loan conversion.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $108,116 during the year ended December 31, 2011 and $54,739 during the year ended December 31, 2010. Cash used in operating activities was funded primarily by cash from financing activities.

Cash From Investing Activities

$650 cash was used in investing activities during the year ended December 31, 2011 to complete the development of the website. Cash provided by investing activities during the year ended December 31, 2010 of $11,135 was a result of the cash that we acquired when we completed the reverse takeover transaction on March 24, 2010.

Cash from Financing Activities

We generated cash of $102,600 from financing activities during the year ended December 31, 2011 from our initial public offering and loans from related parties compared to cash of $57,262 generated from financing activities during the year ended December 31, 2010.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at December 31, 2011, our company has accumulated losses of $167,629 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended December 31, 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Product Research and Development

We do not anticipate that we will spend any significant sums on research and development over the twelve month period ending December 31, 2012.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending December 31, 2012.

Contingencies and Commitments

We had no contingencies or long-term contractual obligations as at December 31, 2011.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ONLINE DISRUPTIVE TECHNOLOGIES, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2011

Chang Lee LLP
Chartered Accountants
606 815 Hornby Street
Vancouver, B.C, V6Z 2E6
Tel: 604-687-3776
Fax: 604-688-3373
E-mail: info@changleellp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ONLINE DISRUPTIVE TECHNOLOGIES, INC.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Online Disruptive Technologies, Inc. (“the Company”) (a development stage company) as at December 31, 2010 and the related consolidated statements of operations and comprehensive loss, stockholders deficiency and cash flows for the year ended December 31, 2010 and for the period cumulative from November 16, 2009 (date of inception) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2010 and the results of its operations and its cash flows for the year ended December 31, 2010 and for the period cumulative from November 16, 2009 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Online Disruptive Technologies, Inc.
(A development stage company)

We have audited the consolidated balance sheet of Online Disruptive Technologies, Inc. (the “Company”) (a development stage company) as at December 31, 2011 and the related consolidated statements of operations and comprehensive loss, shareholders deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the Companys financial statements as of and for the year ended December 31, 2010, and the cumulative data from November 16, 2009 (inception) to December 31, 2010 in the statements of operations and comprehensive loss, shareholders deficiency and cash flows, which were audited by other auditors whose report, dated March 17, 2011 which expressed an unqualified opinion, has been furnished to us. Our opinion, insofar as it relates to the amounts included for cumulative data from November 16 (inception) to December 31, 2010, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the companys internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2011 and the result of its operations and its cash flow for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada
March 19, 2012	Chartered Accountants

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010
	$	$
ASSETS

Current Assets
Cash and Cash Equivalents	7,492	13,658
Total Current Assets	7,492	13,658

Website Development Costs (Note 4)	6,981	8,325
Total Assets	14,473	21,983

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Liabilities	2,918	19,948
Term loan – a related party (Note 5)	14,146	-
Loans Payable - Related Parties (Note 6)	25,400	56,862
Total Current Liabilities	42,464	76,810
Term loan – a related party (Note 5)	45,198	-
Total Liabilities	87,662	76,810

SHAREHOLDERS' DEFICIENCY
Authorized: 20,000,000 Preferred Shares, par value $0.001 500,000,000 Common Shares, par value $0.001

Issued and outstanding: Nil Preferred Shares 24,000,100 Common Shares (December 31, 2010: 18,000,100 common shares)	62,400	2,400
Additional Paid-in Capital	32,040	10,008
(Deficit) Accumulated During the Development Stage	(167,629)	(67,235)
Total Shareholders’ Deficiency	(73,189)	(54,827)
Total Liabilities and Shareholders' Deficiency	14,473	21,983

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss

			From
			November 16,
			2009
	Year Ended	Year Ended	(inception) to
	December 31,	December 31,	December 31,
	2011	2010	2011
General and Administrative Expenses	$	$	$
Accounting Fees	6,667	500	7,167
Audit and Tax Fees	15,181	29,322	44,503
Amortization – Website Development Costs	1,994	-	1,994
Bank Fees	202	594	796
Consulting Fees	13,333	1,500	14,833
Filing and Transfer Agent Fees	14,389	6,091	20,480
License and Permit Fees	494	1,057	1,551
Legal Fees	29,767	25,142	54,909
Travel Expenses	11,043	-	11,043
Web Domain Expense	10	20	30
	93,080	64,226	157,306

(Loss) before other expense	(93,080)	(64,226)	(157,306)
Other Expense
Interest Expense	7,314	3,009	10,323

Net Loss and Comprehensive Loss for the Period	(100,394)	(67,235)	(167,629)

Basic and Diluted Net Loss per Common Share	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	23,109,990	17,545,283

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’
Deficiency
For the period from November 16, 2009 to December 31, 2011						(Deficit)
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid In	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
		$		$	$	$	$
Shares issued for cash at $0.0001 per share on November 16, 2009	-	-	1,000	-	-	-	-
Shares issued for cash at $0.000025 per share on December 5, 2009	-	-	15,999,000	400	-	-	400
Net loss for the period	-	-	-	-	-	(1,179)	(1,179)
Balance December 31, 2009	-	-	16,000,000	400	-	(1,179)	(779)
Recapitalization - ODT	-	-	2,000,100	2,000	6,999	-	8,999
Imputed interest from shareholders	-	-	-	-	3,009	-	3,009
Net loss for the year	-	-	-	-	-	(66,056)	(66,056)
Balance December 31, 2010	-	-	18,000,100	2,400	10,008	(67,235)	(54,827)
Shares issued for cash at $0.01 per share on February 24th , 2011	-	-	6,000,000	60,000	-	-	60,000
Imputed interest from shareholders	-	-	-	-	6,199	-	6,199
Restructured term loan – a related party	-	-	-	-	15,833	-	15,833
Net loss for the year	-	-	-	-	-	(100,394)	(100,394)
Balance December 31, 2011	-	-	24,000,100	62,400	32,040	(167,629)	(73,189)

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From November
			16, 2009
	Year Ended	Year Ended	(inception) to
	December 31,	December 31,	December 31,
	2011	2010	2011
Cash flow from Operating Activities	$	$	$
Net loss for the period	(100,394)	(67,235)	(167,629)
Adjustment for items not involving cash:
Imputed interest	7,314	3,009	10,323
Amortization – website development costs	1,994	-	1,994
Changes in non-cash working capital items:
Increase in accounts payable and accrued liabilities	(17,030)	9,487	(7,543)
Net Cash (Used in) Operating Activities	(108,116)	(54,739)	(162,855)
Cash flow from Financing Activities
Common shares issued, net of issuance costs	60,000	400	60,400
Increase in loan payable – related parties	42,600	56,862	99,462
Net Cash Provided by Financing Activities	102,600	57,262	159,862
Cash flow from Investing Activities
Cash acquired on acquisition of subsidiary	-	14,910	14,910
Website development costs	(650)	(3,775)	(4,425)
Net Cash Provided by Investing Activities	(650)	11,135	10,485
Net Increase (Decrease) in Cash and Cash equivalents	(6,166)	13,658	7,492
Cash and Cash equivalents, Beginning of Period	13,658	-	-
Cash and Cash equivalents, End of Period	7,492	13,658	7,492
Supplementary Information
Interest Paid	-	-	-
Income Taxes Paid	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011

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

These financial statements have been prepared with the ongoing assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company suffered a recurring loss and had a working capital deficit of $34,972 as at December 31, 2011 (December 31, 2010 – a working capital deficit of $63,152) which raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do no include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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
December 31, 2011

Note 3 - Significant Accounting Policies

a) Basis of Presentation
These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”). All adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows as at December 31, 2011 have been included.

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

e) Cash and Cash Equivalents
Cash and cash equivalents consist entirely of readily available cash balances. There were no cash equivalents as of December 31, 2011 and December 31, 2010.

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

As at December 31, 2011 and 2010 the Company had no stock options issued and outstanding.

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
December 31, 2011

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

Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. For the years ended December 31, 2011 and 2010, the basic loss per share is equal to the diluted loss per share as there are no potential dilutive securities.

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
December 31, 2011

Note 3 - Significant Accounting Policies (cont’d)

k) Financial Instruments and Fair Value of Financial Instruments (cont’d)

  Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

As at December 31, 2011, the fair value of cash and cash equivalents was measured using Level 1 inputs.

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
December 31, 2011

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
December 31, 2011

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
December 31, 2011

Note 3 - Significant Accounting Policies (cont’d)

n) Recently Issued Accounting Pronouncements (cont’d)
Other accounting pronouncements that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Note 4 – Website Development Costs

The Company incurred and capitalized costs of $8,975 (2010 - $8,325) related to its ongoing website development. As at May 1 2011, the development of the initial phase of the website was substantially completed. As such, the Company began amortizing the website cost over the estimated useful life of 3 years. As at December 31, 2011, the Company incurred amortization cost amounting to $1,994 and the net cost of the web development asset of $6,981 is reflected on the balance sheet.

		As of December 31, 2011
	Opening balance	Addition	Amortization	Ending balance
Website development costs	$8,325	$650	$1,994	$6,981

		As of December 31, 2010
	Opening balance	Addition	Amortization	Ending balance
Website development costs	$-	$8,325	$-	$8,325

Note 5 – Term Loan – a related party

On November 4, 2011, the Company entered into a loan terms Agreement (“Agreement”) with a shareholder of the Company to settle a loan payable in the amount of $74,062. Pursuant to the Agreement, the terms of repayment were amended to specify that ten per cent (10%) of the gross proceeds of any prospective debt or equity financing undertaken by the Company would be applied to the repayment of the principal of this loan until fully repaid. The term loan is unsecured, non-interest bearing and requires that any balance remaining outstanding on November 4, 2016 would then be fully due and payable.

The Company’s management has estimated the repayment of the principal of the loan to be approximately $20,000, $25,000 and $25,000 in fiscal years 2012-2014 respectively with the balance of $4,062 being repaid during the first quarter of fiscal 2015 based on the anticipated prospective debt or equity financings. Management has determined the net present value of the term loan as at the date of restructuring to be $58,229 by discounting the future anticipated repayments at a relative market rate of 11.68% . As a result of the restructuring, the Company recorded $15,833 of additional paid-in capital. During the year ended December 31, 2011, the Company recorded interest accretion of $1,115.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011

Note 5 – Term Loan – a related party (cont’d)

A summary of term loan is as follows:

December 31, 2011
Term loan – face value	$74,062
Effective interest rate – 11.68%	(15,833)
Net present value	58,229
Interest accretion	1,115
Total	59,344
Current portion	14,146
Term loan – long term	$45,198

Note 6 – Loans Payable – Related Parties

As at December 31, 2011, the loans payable included followings:

  $25,000 payable to a shareholder of the Company. The amount is unsecured and non-interest bearing and due on demand.
  $400 payable to a director and principal shareholder of the Company. The amount is unsecured, non-interest bearing and due on demand.

During the year ended December 31, 2011, the Company recorded imputed interest on the loans payable from related parties at a market rate of 11.68% thereby leading to the recognition of interest expense of $6,199. A corresponding amount was classified as additional paid-in capital.

Note 7 – Related Party Transactions

See Note 5 and 6.

Note 8 – Stockholders’ Equity

On March 24, 2010, the Company issued 16,000,000 common shares (restricted shares) to the sole shareholder of RS to effect the acquisition and RTO. Prior to the acquisition and RTO (Note 1 and 2), RS engaged in the following equity transactions which have been restated using the exchange ratio established in the acquisition agreement to reflect 16,000,000 common shares issued in the reverse acquisition:

  On November 16, 2009, RS issued 1,000 common shares at $0.0001 per share for total proceeds of $0.10.
  On December 5, 2009, RS issued 15,999,000 common shares at $0.000025 per share for total proceeds of $400.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011

Note 8 – Stockholders’ Equity (cont’d)

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

Note 9 – Income Taxes

The Company is subject to income tax laws in the U.S. The Company incurred a net loss for the year ended December 31, 2011 and therefore did not incur income tax expense.

A reconciliation of the federal statutory income tax, at the statutory rate of 15% to the Company’s effective income tax rate, for the years ended December 31, 2011 and 2010 are as follows:

	For the year ended	For the year ended December
	December 31, 2011	31, 2010
	$	$
Net loss from operations	(100,394)	(66,056)
Statutory tax rate	15%	15%
Income tax recovery	(15,059)	(9,908)
Non-deductible item	1,097	451
Benefits not recognized	13,962	9,457
Income tax expense (recovery)	-	-

The significant components of deferred income tax assets (liabilities) are as follows:

	December 31, 2011	December 31, 2010
	$	$
Non-capital loss carry forwards	25,698	11,284
Valuation allowance	(25,698)	(11,284)
Deferred income tax assets	-	-

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011

Note 9 – Income Taxes (cont’d)

The valuation allowances for deferred tax assets as of December 31, 2011 and 2010 were $25,698 and $11,284, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

As at December 31, 2011, the Company has non-capital loss carry forwards totalling $171,317 available to reduce taxable income otherwise calculated in future years. These losses expire from 2029 to 2031.

Note 10 – Commitments and Guarantees

The Company did not become a guarantor to any parties as at December 31, 2011.

Effective November 1, 2011, we entered into a consulting agreement with 1367826 Ontario Limited (“OntarioCo”) and Robbie Manis, pursuant to which OntarioCo is to provide certain consulting services to our company including: sourcing and implementing new business opportunities; raising financing reasonably required from time to time by our company; coordinating all required accounting, reporting and disclosure; and fulfilling any other needed administrative functions. As consideration for the performance of the consulting services under the agreement, we agreed to pay OntarioCo the sum of US$4,166.67 per month for the duration of the agreement, exclusive of any applicable sales tax. The agreement is for an indefinite period unless terminated by either party with sixty days advance written notice to the other party.

Effective November 1, 2011, we entered into a consulting agreement with Kerry Chow, pursuant to which Kerry Chow will provide certain consulting services to our company including: maintaining the accounting books and records on behalf of our company and our subsidiaries; preparing consolidated quarterly and annual financial statements for our company and our subsidiaries as well as assisting in the preparation of the related disclosure documents; coordinating the quarterly reviews and annual audits on behalf of our company and our subsidiaries; coordinating the preparation and filing of the annual income tax returns of our company and our subsidiaries; and any other accounting-related functions. As consideration for the performance of the consulting services under the agreement, we agreed to pay Kerry Chow the sum of US$833.33 per month for the duration of the agreement, exclusive of any applicable sales tax. The agreement is for an indefinite period unless terminated by either party with sixty days advance written notice to the other party.

See Note 11.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011

Note 11 – Subsequent Events

On February 13, 2012, the Company executed a $25,000 loan agreement with an unrelated third party lender. The amount is unsecured and non-interest bearing. The loan shall be converted to common stock of the Company at the same per share price applicable to the next issuance by the Company of common shares (the “Next Equity Financing”). Such conversion shall take place contemporaneous with the closing of the Next Equity Financing with the subject common shares being issued to such persons as directed by the lender. The loan shall not have any fixed repayment term and shall be retired upon the loan conversion.

Note 12 – Comparative Figures

Certain comparative figures have been reclassified in order to conform to the current period’s financial statement presentation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 26, 2010, we dismissed Main Amundson and Associates (“Main”) as our auditor, as we learnt that Main was not registered with the Public Company Accounting Oversight Board and could not audit our financial statements for the purposes of including them in this registration statement. None of the reports of Main on our financial statements contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. We did not have any disagreements with Main regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

We have requested that Main furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of the letter provided from Main was filed as an exhibit to our registration statement on Form S-1/A filed on October 26, 2011.

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

On June 1, 2011, Chang Lee LLP resigned as our independent accountant. Chang Lee LLP merged its operations with MNP LLP and the professional staff and partners of Chang Lee LLP joined MNP LLP either as employees or partners of MNP LLP and will continue to practice as members of MNP LLP.

The report of Chang Lee LLP regarding our financial statements for the fiscal years ended December 31, 2010 and 2009 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that such report on our financial statements for the years ended December 31, 2010 and 2009 contained an explanatory paragraph in respect to uncertainty as to our ability to continue as a going concern. During the years ended December 31, 2010 and 2009 and during the period from the end of the most recently completed fiscal year through June 1, 2011, the date of resignation, there were no disagreements with Chang Lee LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Chang Lee LLP would have caused it to make reference to such disagreements in its reports.

We have requested that Chang Lee LLP furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of the letter provided from Chang Lee LLP was filed as an exhibit to our Current Report on Form 8-K filed on June 15, 2011.

Concurrent with the resignation of Chang Lee LLP, we engaged MNP LLP, as our independent accountant. Prior to engaging MNP LLP, we did not consult with MNP LLP regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinion that might be rendered by MNP LLP on our financial statements, and MNP LLP did not provide any written or oral advice that was an important factor considered by our company in reaching a decision as to any such accounting, auditing or financial reporting issue. The engagement of MNP LLP was approved by our board of directors.

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

Our Management, including our principal executive officer and our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2011 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2011 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2012: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

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

Our sole director and executive officer, his ages, positions held, and duration of such are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Benjamin Cherniak	Director, President, Secretary and Treasurer of ODT Director, President, Secretary and Treasurer of Relationshipscoreboard.com Entertainment, Inc.	43	August 4, 2010 November 16, 2009

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2011, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

Nomination Procedures For Appointment of Directors

As of March 19, 2012, we had not effected any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table shows the compensation received by our executive officers during the year ended December 31, 2011 and for the year ended December 31, 2010:

SUMMARY COMPENSATION TABLE - PERIOD ENDED DECEMBER 31, 2011
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Benjamin Cherniak Director, President, Secretary and Treasurer(1)	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Robbie Manis Former Director, President, Secretary and Treasurer (2)	2011 2010	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil

(1)	Mr. Cherniak was appointed as a director and officer of our company on August 4, 2010.
(2)	Mr. Manis resigned as a director and officer of our company on August 4, 2010.

Employment Agreements or Arrangements

Other than noted below, we have not entered into any employment (or consulting) agreements or arrangements, whether written or unwritten, with our directors or executive officers since our inception.

Effective November 1, 2011, we entered into a consulting agreement with 1367826 Ontario Limited (“OntarioCo”) and Robbie Manis, pursuant to which OntarioCo is to provide certain consulting services to our company including: sourcing and implementing new business opportunities; raising financing reasonably required from time to time by our company; coordinating all required accounting, reporting and disclosure; and fulfilling any other needed administrative functions. As consideration for the performance of the consulting services under the agreement, we agreed to pay OntarioCo the sum of US$4,166.67 per month for the duration of the agreement, exclusive of any applicable sales tax.

The agreement is for an indefinite period unless terminated by either party with sixty days advance written notice to the other party.

Effective November 1, 2011, we entered into a consulting agreement with Kerry Chow, pursuant to which Kerry Chow will provide certain consulting services to our company including: maintaining the accounting books and records on behalf of our company and our subsidiaries; preparing consolidated quarterly and annual financial statements for our company and our subsidiaries as well as assisting in the preparation of the related disclosure documents; coordinating the quarterly reviews and annual audits on behalf of our company and our subsidiaries; coordinating the preparation and filing of the annual income tax returns of our company and our subsidiaries; and any other accounting-related functions. As consideration for the performance of the consulting services under the agreement, we agreed to pay Kerry Chow the sum of US$833.33 per month for the duration of the agreement, exclusive of any applicable sales tax.

The agreement is for an indefinite period unless terminated by either party with sixty days advance written notice to the other party.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table sets forth, as of March 19, 2012, certain information known to us with respect to the beneficial ownership of our common stock by (i) each of our directors, (ii) each of our named executive officers (as defined in the “Executive Compensation” section) and current executive officers, (iii) all of our directors and current executive officers as a group, and (iv) each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

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

(2)

Based on 24,000,100 shares of common stock issued and outstanding as of March 19, 2012. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

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

On December 14, 2009, Peter Hough agreed to lend to our company $1,697. On December 31, 2009 Peter Hough agreed to lend to our company $445. On February 1, 2010 Peter Hough agreed to lend to our company $1,297. On April 19, 2010, Peter Hough agreed to lend to our company $2,472. On May 12, 2010, Peter Hough agreed to lend to our company $551. On June 9, 2010, Peter Hough agreed to loan to our company $25,000. On September 24, 2010, Peter Hough agreed to loan our company $25,000. On September 6, 2011, Peter Hough agreed to lend to our company $17,600. These loans are unsecured, non-interest bearing and due on demand. In total of the above noted loans, Mr. Hough is owed $74,062.33. On November 4, 2011, we entered into a loan terms agreement whereby we agreed to repayment terms regarding an outstanding loan in the amount of $74,062.33 from Mr. Hough. The loan is unsecured, non-interest bearing and due on October 31, 2016. We have agreed to pay the principal of the loan over time by paying to the lender 10% of the gross proceeds received by us from any equity or debt financing that we conduct until the loan is paid in full.

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

On November 24, 2011, we entered into a loan agreement whereby we borrowed $25,000 from one lender with no interest and no fixed repayment date. The principal amount of the loan is convertible into shares of our common stock at a price to be determined at the time of conversion and we agreed to pay any out of pocket legal costs to the lender. On February 13, 2012 we entered into another loan agreement whereby we borrowed $25,000 from an unrelated lender with the exact same terms as those applicable to the November 24, 2011 loan.

On February 24, 2011, we issued 6,000,000 common shares at $0.01 per share for total proceeds of $60,000.

For information regarding compensation for our executive officers and directors, see “Executive Compensation”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The following table sets forth the fees billed to our company for professional services rendered by MNP, LLP, our independent registered public accounting firm for the year ended December 31, 2011 and Chang Lee LLP our independent registered public accounting firm for the year ended December 31, 2010:

Fees	2011	2010
Audit Fees	$11,000	16,500
Audit Related Fees	7,330	4,000
Tax Fees	-	-
Other Fees	-	-
Total Fees	$18,330	20,500

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

We do not use MNP LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage MNP LLP to provide compliance outsourcing services.

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

Our board of directors have considered the nature and amount of fees billed by MNP LLP and believe that the provision of services for activities unrelated to the audit is compatible with maintaining MNP LLP’s independence.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits required by Item 601 of Regulation S-K:

Exhibit
Number	Description
(3)	Articles of Incorporation and Bylaws
3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
(10)	Material Contracts
10.1(1)	Share Purchase Agreement dated March 24, 2010 between Benjamin Cherniak and Online Disruptive Technologies, Inc.
10.2(1)	Subscription Agreement between our company and Robbie Manis
10.3(1)	Subscription Agreement between our company and Brian Hough
10.4(1)	Subscription Agreement between our company and Peter Hough
10.5(2)	Consulting Agreement dated November 1, 2011 with 1367826 Ontario Limited and Robbie Manis
10.6(2)	Consulting Agreement dated November 1, 2011 with Kerry Chow
10.7(3)	Loan Terms Agreement dated November 4, 2011 with Peter Hough
10.8(4)	Mineral Property Acquisition Agreement dated November 21, 2011 with Minera Del Pacifico, S.A.
(16)	Letter From Former Auditor
16.1(5)	Letter dated October 22, 2010 from Main Amundson and Associates
(21)	Subsidiaries
21.1	Subsidiary of Online Disruptive Technologies, Inc.: Relationshipscoreboard.com Entertainment, Inc., a Nevada corporation
(33)	Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Benjamin Cherniak
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Benjamin Cherniak

*Filed herewith.
(1) Incorporated by reference from our Registration Statement on Form S-1 filed on August 10, 2010.
(2) Incorporated by reference from our Current Report on Form 8-K filed on November 3, 2011.
(3) Incorporated by reference from our Current Report on Form 8-K filed on November 8, 2011.
(4) Incorporated by reference from our Current Report on Form 8-K filed on November 24, 2011.

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
March 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By
/s/ Benjamin Cherniak
Benjamin Cherniak
President and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)
March 23, 2012