Form 10-Q
period 2012-03-31
ONLINE DISRUPTIVE TECHNOLOGIES, INC.
filed 2012-05-15
CIK 1498380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________ to _________

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
Yes [X]     No [   ]

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
Yes [   ]     No [   ] N/A

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
41,750,100 shares of common stock outstanding as of May 14, 2012.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ONLINE DISRUPTIVE TECHNOLOGIES, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2012

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	$	$
ASSETS

Current Assets
Cash and Cash Equivalents	23,050	7,492
Total Current Assets	23,050	7,492

Website Development Costs (Note 4)	6,233	6,981
Total Assets	29,283	14,473

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Liabilities	26,453	2,918
Term Loan – Related Party (Note 5)	14,464	14,146
Loans Payable - Related Parties (Note 6)	400	25,400
Total Current Liabilities	41,317	42,464
Term loan – Related Party (Note 5)	46,531	45,198
Total Liabilities	87,848	87,662

SHAREHOLDERS' DEFICIENCY
Authorized:
20,000,000 Preferred Shares, par value $0.001
500,000,000 Common Shares, par value $0.001

Issued and outstanding:
Nil Preferred Shares 24,000,100 Common Shares (December 31, 2011: 24,000,100 common shares)	62,400	62,400
Additional Paid-in Capital	32,040	32,040
Share subscription received	50,000	-
(Deficit) Accumulated During the Development Stage	(203,005)	(167,629)
Total Shareholders’ Deficiency	(58,565)	(73,189)
Total Liabilities and Shareholders' Deficiency	29,283	14,473

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss

			From
			November 16,
	Three months	Three months	2009
	ended March	ended March	(inception) to
	31, 2012	31, 2011	March 31, 2012
General and Administrative Expenses	$	$	$
Accounting Fees	2,500	1,500	9,667
Audit and Tax Fees	11,825	7,850	56,328
Amortization – Website Development Costs	748	-	2,742
Bank Fees	364	(194)	1,160
Consulting Fees	12,500	-	27,333
Filing and Transfer Agent Fees	2,468	1,503	22,948
License and Permit Fees	(50)	-	1,501
Legal Fees	3,369	2,190	58,278
Travel Expenses	-	-	11,043
Web Domain Expense	-	-	30
	33,724	12,849	191,030

(Loss) before other expense	(33,724)	(12,849)	(191,030)
Other Expense
Interest Expense	1,652	1,626	11,975

Net Loss and Comprehensive Loss for the Period	(35,376)	(14,475)	(203,005)

Basic and Diluted Net Loss per Common Share	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	24,000,100	20,333,433

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Deficiency
For the period from November 16, 2009 to March 31, 2012

							(Deficit)
							Accumulated
					Additional	Share	During the
	Preferred Stock		Common Stock		Paid In	Subscription	Development
	Shares	Amount	Shares	Amount	Capital	Received	Stage	Total
		$	$	$	$	$	$	$
Shares issued for cash at $0.0001 per
share on November 16, 2009	-	-	1,000	-	-	-	-	-
Shares issued for cash at $0.000025 per
share on December 5, 2009	-	-	15,999,000	400	-	-	-	400
Net loss for the period	-	-	-	-	-	-	(1,179)	(1,179)
Balance December 31, 2009	-	-	16,000,000	400	-	-	(1,179)	(779)
Recapitalization - ODT	-	-	2,000,100	2,000	6,999	-	-	8,999
Imputed interest from shareholders	-	-	-	-	3,009	-	-	3,009
Net loss for the year	-	-	-	-	-	-	(66,056)	(66,056)
Balance December 31, 2010	-	-	18,000,100	2,400	10,008	-	(67,235)	(54,827)
Shares issued for cash at $0.01 per share on February 24th, 2011	-	-	6,000,000	60,000	-	-	-	60,000
Imputed interest from shareholders	-	-	-	-	6,199	-	-	6,199
Restructured term loan – a related party	-	-	-	-	15,833	-	-	15,833
Net loss for the year	-	-	-	-	-	-	(100,394)	(100,394)
Balance December 31, 2011	-	-	24,000,100	62,400	32,040	-	(167,629)	(73,189)
Share subscription received	-	-	-	-	-	50,000	-	50,000
Net loss for the period	-	-	-	-	-	-	(35,376)	(35,376)

Balance March 31, 2012	-	-	24,000,100	62,400	32,040	50,000	(203,005)	(58,565)

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From November
	Three months	Three month	16, 2009
	ended March	ended March	(inception) to
	31, 2012	31, 2011	March 31, 2012
Cash flow from Operating Activities	$	$	$
Net loss for the period	(35,376)	(14,475)	(203,005)
Adjustment for items not involving cash:
Imputed interest	1,652	1,626	11,975
Amortization – website development costs	748	-	2,742
Changes in non-cash working capital items:
Increase in accounts payable and accrued liabilities	23,534	(2,160)	15,991
Net Cash (Used in) Operating Activities	(9,442)	(15,009)	(172,297)
Cash flow from Financing Activities
Common shares issued, net of issuance costs		60,000	60,400
Increase in loan payable – related parties	-	-	99,462
Share subscription received	25,000	-	25,000
Net Cash Provided by Financing Activities	25,000	60,000	184,862
Cash flow from Investing Activities
Cash acquired on acquisition of a subsidiary	-	-	14,910
Website development costs	-	-	(4,425)
Net Cash Provided by Investing Activities	-	-	10,485
Net Increase (Decrease) in Cash and Cash equivalents	15,558	44,991	23,050
Cash and Cash equivalents, Beginning of Period	7,492	13,658	-
Cash and Cash equivalents, End of Period	23,050	58,649	23,050
Supplementary Information
Interest Paid	-	-	-
Income Taxes Paid	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2012

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

These financial statements have been prepared with the ongoing assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company suffered a recurring loss and had a working capital deficit of $18,267 as at March 31, 2012 (December 31, 2011 – a working capital deficit of $34,972) which raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do no include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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
March 31, 2012

Note 3 - Significant Accounting Policies

a)           Basis of Presentation

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”). All adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows as at March 31, 2012 have been included.

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

e)           Cash and Cash Equivalents

Cash and cash equivalents consist entirely of readily available cash balances. There were no cash equivalents as of March 31, 2012 and December 31, 2011.

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

As at March 31, 2012 and December 31, 2011 the Company had no stock options issued and outstanding.

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
March 31, 2012

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

Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. For the three month period ended March 31, 2012 and 2011, the basic loss per share is equal to the diluted loss per share as there are no potential dilutive securities.

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
March 31, 2012

Note 3 - Significant Accounting Policies (cont’d)

k)           Financial Instruments and Fair Value of Financial Instruments (cont’d)

  Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

As at March 31, 2012, the fair value of cash and cash equivalents was measured using Level 1 inputs.

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

m)           Recently Adopted Accounting Pronouncements

In April 2011, the FASB issued authoritative guidance to clarify when a restructuring constitutes a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that two conditions exist: (1) the restructuring constitutes a concession and (2) the debtor is experiencing financial difficulties. The guidance will be effective for interim and annual reporting periods beginning after June 15, 2011 and will be applied retrospectively to the beginning of the annual period of adoption. The Company adopted this authoritative guidance on January 1, 2012 and the adoption did not have an impact on the Company’s financial statements.

In May 2011, the FASB issued an accounting pronouncement related to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this standard on January 1, 2012 and the adoption of ASC Topic 820 did not have an impact on the Company’s financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2012

Note 3 - Significant Accounting Policies (cont’d)

m)           Recently Adopted Accounting Pronouncements (cont’d)

In June 2011, the FASB issued an accounting pronouncement that provides new guidance on the presentation of comprehensive income (FASB ASC Topic 220) in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income. Under either method, entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and other comprehensive income. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company adopted this standard on January 1, 2012 and the adoption of ASC Topic 220 did not have an impact on the Company’s financial statements.

n)           Recently Issued Accounting Pronouncements

Other accounting pronouncements that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Note 4 – Website Development Costs

The Company incurred and capitalized costs of $8,975 ( December 31, 2011 - $8,975) related to its ongoing website development. As at May 1, 2011, the development of the initial phase of the website was substantially completed. As such, the Company began amortizing the website cost over the estimated useful life of 3 years. As at March 31, 2012, the Company incurred amortization cost amounting to $2,742 and the net cost of the web development asset of $6,233 is reflected on the consolidated balance sheet.

	As of March 31, 2012
	Opening balance	Addition	Amortization	Ending balance
Website development costs	$8,325	$650	$2,742	$6,233

	As of December 31, 2011
	Opening balance	Addition	Amortization	Ending balance
Website development costs	$8,325	$650	$1,994	$6,981

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2012

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

The Company’s management has estimated the repayment of the principal of the loan to be approximately $20,000, $25,000 and $25,000 in fiscal years 2012-2014 respectively with the balance of $4,062 being repaid during the first quarter of fiscal 2015 based on the anticipated prospective debt or equity financings. Management has determined the net present value of the term loan as at the date of restructuring to be $58,229 by discounting the future anticipated repayments at a relative market rate of 11.68% . As a result of the restructuring, the Company recorded $15,833 of additional paid-in capital. During the three month period ended March 31, 2012, the Company recorded interest accretion of $1,652. (three month period ended March 31, 2011 - $nil)

A summary of term loan is as follows:

March 31, 2012
Term loan – face value	$74,062
Effective interest rate – 11.68%	(15,833)
Net present value	58,229
Interest accretion	2,766
Total	60,995
Current portion	14,464
Term loan – long term	$46,531

Note 6 – Loans Payable – Related Parties

As at March 31, 2012, the loans payable included followings:

-

Two separate loan agreements each in the amount of $25,000 entered into with shareholders of the Company. The amount of each loan is unsecured and non-interest bearing. Each loan shall be converted to common stock of the Company at the same per share price applicable to the next issuance by the Company of common shares (the “Next Equity Financing”). Such conversions shall take place contemporaneous with the closing of the Next Equity Financing with the subject common shares being issued to such persons as directed by the lender. The loans do not entail any fixed repayment term and shall be retired upon the loan conversion.

-	$400 payable to a director and principal shareholder of the Company. The amount is unsecured, non-interest bearing and due on demand.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2012

Note 6 – Loans Payable – Related Parties (cont’d)

As at March 31, 2012, the Company’s intent towards the two loans of $25,000 each is to issue common shares of the Company at the same per share price applicable to the next issuance by the Company of common shares. Therefore, the Company has considered the loan amounts ($50,000 in aggregate) as share subscriptions received and reclassified such amount as part of shareholders’ equity.

Note 7 – Related Party Transactions

See Note 5 and 6.

Note 8 – Stockholders’ Equity

On March 24, 2010, the Company issued 16,000,000 common shares (restricted shares) to the sole shareholder of RS to effect the acquisition and RTO. Prior to the acquisition and RTO (Note 1 and 2), RS engaged in the following equity transactions which have been restated using the exchange ratio established in the acquisition agreement to reflect 16,000,000 common shares issued in the reverse acquisition:

-	On November 16, 2009, RS issued 1,000 common shares at $0.0001 per share for total proceeds of $0.10.

-	On December 5, 2009, RS issued 15,999,000 common shares at $0.000025 per share for total proceeds of $400.

Prior to the acquisition and RTO (Note 1 and 2), the Company engaged in the followings equity transactions:

-	On November 16, 2009, the Company issued 100 common shares at $0.001 per share for total proceeds of $0.10.
-	On December 2, 2009, the Company issued 200,000 common shares at $0.01 per share for total proceeds of $2,000.
-	On January 7, 2010, the Company issued 1,800,000 common shares at $0.01 per share for total proceeds of $18,000.

Upon the acquisition and RTO, 2,000,100 common shares issued by the Company prior to the acquisition were considered as a recapitalization to RS.

On February 24, 2011, the Company issued 6,000,000 common shares at $0.01 per share for total proceeds of $60,000.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2012

Note 8 – Stockholders’ Equity (cont’d)

Share subscription received

During the three month ended March 31, 2012, the Company received loan proceeds of from a shareholder of the Company. The amount is unsecured and non-interest bearing. The loan shall be converted to common stock of the Company at the same per share price applicable to the next issuance by the Company of common shares (the “Next Equity Financing”). Such conversion shall take place contemporaneous with the closing of the Next Equity Financing with the subject common shares being issued to such persons as directed by the lender. The loan does not entail any fixed repayment term and shall be retired upon the loan conversion.

The Company’s intent towards the above $25,000 loan is to issue the common shares of the Company at the same per share price applicable to the next issuance by the Company of common shares. Therefore, the Company has considered the loan amount as a share subscription received and recorded it as part of shareholders’ equity.

Note 9 – Commitments and Guarantees

The Company did not become a guarantor to any parties as at March 31, 2012.

Effective November 1, 2011, the Company entered into a consulting agreement with 1367826 Ontario Limited (“OntarioCo”) and Robbie Manis, pursuant to which OntarioCo is to provide certain consulting services to our company including: sourcing and implementing new business opportunities; raising financing reasonably required from time to time by our company; coordinating all required accounting, reporting and disclosure; and fulfilling any other needed administrative functions. As consideration for the performance of the consulting services under the agreement, we agreed to pay OntarioCo the sum of $4,166.67 per month for the duration of the agreement, exclusive of any applicable sales tax. The agreement is for an indefinite period unless terminated by either party with sixty days advance written notice to the other party.

Effective November 1, 2011, we entered into a consulting agreement with Kerry Chow, pursuant to which Kerry Chow will provide certain consulting services to our company including: maintaining the accounting books and records on behalf of our company and our subsidiaries; preparing consolidated quarterly and annual financial statements for our company and our subsidiaries as well as assisting in the preparation of the related disclosure documents; coordinating the quarterly reviews and annual audits on behalf of our company and our subsidiaries; coordinating the preparation and filing of the annual income tax returns of our company and our subsidiaries; and any other accounting-related functions. As consideration for the performance of the consulting services under the agreement, we agreed to pay Kerry Chow the sum of $833.33 per month for the duration of the agreement, exclusive of any applicable sales tax. The agreement is for an indefinite period unless terminated by either party with sixty days advance written notice to the other party.

See Note 10.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2012

Note 10 – Subsequent Events

1.	On April 9, 2012, the Company undertook a private placement financing (the ”Financing”) consisting of the issuance of 17,750,000 shares at a per share price of $0.001 for gross proceeds of $17,750.

2.

On April 4, 2012, a to-be-incorporated wholly owned Israeli subsidiary of the Company entered into a non-binding term sheet regarding the licensing of a biotechnology process with a division of Tel Aviv University. It is the intention of both parties to negotiate and enter into a superseding licensing agreement. On April 23, 2012, the Company established the Israeli subsidiary named Savicell Diagnostic Ltd. In conjunction with this incorporation, the Company appointed Mr. David Eyal Davidovits as the sole officer and director of the subsidiary. In addition, Mr. Davidovits was also appointed as Vice-President of Business Development of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

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

While these forward-looking statements and any assumptions upon which they are based are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this report, the terms “we”, “us” and “our” mean Online Disruptive Technologies, Inc. and our wholly-owned subsidiary Relationshipscoreboard.com Entertainment, Inc. In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

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

If we are unable to attract enough users to our website and obtain revenue from advertising, then we may use up our current working capital and will need to find alternative sources of capital, such as a public offering, a private placement of securities, or loans from our officer or others in order for us to maintain our operations past that 12 month period. At the present time, we have not made any arrangements to raise additional cash other than this offering. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. Our new controlling shareholders are considering other potential businesses for our company.

Milestones for Development

The following is a detailed description of the actions and timing of our planned operations over the next 12 months:

Milestone	Actions Required	Completion Date	Approximate Costs
Focus on Advertisement of Website	• Perform search engine optimization. • Use “guerrilla marketing” techniques to promote site. • Begin working on social marketing integration with sites such as Facebook and Twitter.	Q2 of 2012	$5,000
Launch Improved Website	• Complete code for online store, forum, and advice section of website. • Continue working on advertisement of website, including, if feasible, mainstream advertising.	Q3 of 2012	$15,000
Expansion of Advertisement of Website	• If revenues support expansion, hire employees to provide advice and feedback to users. • Implementation of bulletin-board chatroom. • Add integration with social media sites such as Facebook and Twitter.	Q4 of 2012	$10,000

We anticipate the costs for the development of our improved website will be substantially reduced due to the uncompensated time and effort of our sole director and officers.

Results of Operations

Revenues

We have not earned any revenue from operations since our inception and further losses are anticipated in the development of our business. We are currently in the development stage of our business and we can provide no assurances that we will generate revenue in the foreseeable future.

Expenses

For the three month period ended March 31, 2012, we incurred expenses of $35,376 including $14,325 in audit, accounting and tax fees, $3,369 in legal fees, $2,468 in filing and transfer agent fees, $12,500 in consulting fees, $1,652 in interest expense, $748 in amortization, bank charges of $364 and a recovery of $50 in license and permit fees. These expenses relate primarily to the ongoing maintenance of our company and the filing of necessary registration statements and annual report. For the three month period ended March 31, 2011, we incurred expenses of $14,475, including $9,350 in audit, accounting and tax fees, $2,190 in legal fees, $1,503 in filing and transfer agent fees, $1,626 in interest expense, and a recovery of $194 in bank fees. The increase in expenses in the three month period ended March 31, 2012 as compared to the three month period ended March 31, 2011 was primary due to an increase in consulting fees and audit and tax fees.

Liquidity And Capital Resources

Working Capital

	As at	As at
	March 31,	December 31,
	2012	2011
Current Assets	$23,050	$7,492
Current Liabilities	$41,317	$42,464
Working Capital (Deficiency)	$(18,267)	$(34,972)

Cash Flows

		Three Month		Three Month
		Period Ended		Period Ended
		March 31, 2012		March 31, 2011
Cash provided by (used in) Operating Activities		$(9,442)		$(15,009)
Cash provided by (used in) Investing Activities	$	nil	$	nil
Cash provided by (used in) Financing Activities		$25,000		$60,000
Net Increase (Decrease) in Cash		$15,558		$44,991

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

On February 13, 2012, we executed a $25,000 loan agreement with a shareholder of the Company. The amount is unsecured and non-interest bearing. The loan shall be converted to common stock of the Company at the same per share price applicable to the next issuance by the Company of common shares. Such conversion shall take place contemporaneous with the closing of the next equity financing with the subject common shares being issued to such persons as directed by the lender. The loan shall not have any fixed repayment term and shall be retired upon the loan conversion.

On April 9, 2012, we sold 17,750,000 shares of our common stock at a price of $0.001 per share for gross proceeds of $17,750.

As of the date of this report we had uncommitted cash of approximately $7,000, accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $9,442 during the three month period ended March 31, 2012 and $15,009 during the three month period ended March 31, 2011. Cash used in operating activities was funded primarily by cash from financing activities.

Cash From Investing Activities

There was no cash used in investing activities during the three month period ended March 31, 2012. There was also no cash provided by investing activities during the three month period ended March 31, 2011.

Cash from Financing Activities

We generated cash of $25,000 from loan proceeds share subscriptions received during the three month period ended March 31, 2012 compared to cash of $60,000 generated from financing activities during the three month period ended March 31, 2011. The loan proceeds have been characterized as a share subscription for accounting purposes due to the convertible nature of the loan.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at March 31, 2012, our company has accumulated comprehensive losses of $203,005 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

Our Management, including our principal executive officer and our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of March 31, 2012 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at March 31, 2012 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

We incurred a net loss of $203,005 for the period from November 16, 2009 (date of inception) to March 31, 2012 and have not generated any revenues since our inception. Because we have incurred losses from operations since inception, have not attained profitable operations and are dependent upon obtaining adequate financing to fulfill our business operations, in their report on our financial statements for the period from November 16, 2009 (date of inception) to March 31, 2012, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

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

During the fiscal year ended December 31, 2011, we closed a primary offering for gross proceeds of $60,000 and subsequent to the fiscal year ended December 31, 2011, we closed one private placement for gross proceeds of $17,750. In addition, we borrowed $50,000 with such debt giving conversion rights into common shares. However, we do not currently have any arrangement for additional financing. For the foreseeable future, we intend to fund our operations and capital expenditures from our cash on hand and additional financings. We estimate that we will not be able to initiate our planned operations using currently available capital resources. Our capital resources are insufficient to fund our planned operations for the next 12 month period, as we estimate that we require a total of $100,000 for the maintenance of our company and a further $30,000 for the development and exploitation of our website. Such additional funds may be raised through the sale of additional stock, stockholder and director advances and/or commercial borrowing. There can be no assurance that a financing will continue to be available if necessary to meet these continuing development costs or, if the financing is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue our operations and developments and so may be forced to scale back or cease operations or discontinue our business and you could lose your entire investment.

Risk Associated with our Business

To date we have not completed the development of our website however we still do not have any customers.

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

Because we only recently began operations, it is difficult to evaluate our business and prospects. Our revenue and income potential is unproven and our business model is emerging. Further, our business plan is derived from our sole director and officers’ experience. We may never achieve favorable operating results or profitability.

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

Risks Associated with Our Management

Our executive officers devote only part time efforts to our business which may not be sufficient to successfully develop our business.

The amount of time which our executive officers will devote to our business is limited. Benjamin Cherniak, our president, secretary and treasurer, currently devotes approximately 30% of his working time to our company and David Eyal Davidovits, our Vice President, Business Development, currently devotes approximately 25% of his working time to our company. Further, each has other business interests. While we expect them to increase the percentage of their working time they devote to our company if our operations increase, the amount of time which they devote to our business may not be sufficient to fully develop our business. In addition, there exist potential conflicts of interest including, among other things, time, effort, and corporate opportunity involved with participating in other business entities. We have no agreements with either officer as to how they allocate either their time to our company or how they handle corporate opportunities. As a result, we may be unable to implement our plan and our business might ultimately fail.

The loss of the services of our executive officers would disrupt our operations and interfere with our ability to compete.

We depend upon the continued contributions of our executive officers Benjamin Cherniak and David Eyal Davidovits. They handle all of the responsibilities in the area of corporate administration and business development. We do not carry key person life insurance for them and the loss of their services would likely lead to us being unable to implement our business plan and our business might ultimately fail.

Because our officers and director are not citizens of the United States, you may have no effective recourse against them for misconduct and you may not be able to enforce judgment and civil liabilities against them or our company.

Our officers and director are not citizens of the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against him or our company, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

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

We are authorized to issue up to 500,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of May 14, 2012, there were 41,750,100 shares of our common stock issued and outstanding and no shares of our preferred stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock or preferred stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
10.1(1)	Share Purchase Agreement dated March 24, 2010 between Benjamin Cherniak and Online Disruptive Technologies, Inc.
10.2(1)	Subscription Agreement between our company and Robbie Manis
10.3(1)	Subscription Agreement between our company and Brian Hough

10.4(1)	Subscription Agreement between our company and Peter Hough
10.5(2)	Consulting Agreement dated November 1, 2011 with 1367826 Ontario Limited and Robbie Manis
10.6(2)	Consulting Agreement dated November 1, 2011 with Kerry Chow
10.7(3)	Loan Terms Agreement dated November 4, 2011 with Peter Hough
21.1	Subsidiary of Online Disruptive Technologies, Inc.: Relationshipscoreboard.com Entertainment, Inc., a Nevada corporation
31.1*	Section 302 of the Sarbanes-Oxley Act of 2002 of Benjamin Cherniak
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Benjamin Cherniak
10.8(4)	Mineral Property Acquisition Agreement dated November 21, 2011 with Minera Del Pacifico, S.A.
10.8(5)	Loan Terms Agreement dated November 24, 2011 with Amir Rachmani
10.8(6)	Loan Terms Agreement dated February 13, 2012 with Ori Ackerman

*Filed herewith.

(1)	Incorporated by reference from our Registration Statement on Form S-1 filed on August 10, 2010.
(2)	Incorporated by reference from our Current Report on Form 8-K filed on November 3, 2011.
(3)	Incorporated by reference from our Current Report on Form 8-K filed on November 8, 2011.
(4)	Incorporated by reference from our Current Report on Form 8-K filed on November 21, 2011.
(5)	Incorporated by reference from our Current Report on Form 8-K filed on November 24, 2011.
(6)	Incorporated by reference from our Current Report on Form 8-K filed on February 13, 2012.

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

       Date: May 15, 2012