Form 10-Q
period 2012-06-30
ONLINE DISRUPTIVE TECHNOLOGIES, INC.
filed 2012-08-10
CIK 1498380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Yes [   ]     No [X]

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
Yes [   ]     No [   ] N/A

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:
As of August 8, 2012, there were 65,663,100 shares of common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

As previously reported in our Current Report on Form 8-K filed on August 1, 2012, we closed the License Agreement, as defined below, whereby our company ceased to be a shell company. The closing of the License Agreement did not occur until after June 30, 2012, being the end of our second quarter. Thus, we are required to file this Quarterly Report on Form 10-Q (the "Quarterly Report") for our business activities prior to the closing of the License Agreement as at June 30, 2012. Although this Quarterly Report includes descriptions of the License Agreement and our business after the closing of the License Agreement, the financial statements included in this Quarterly Report do not include any results of our business after the closing of the License Agreement.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONLINE DISRUPTIVE TECHNOLOGIES, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2012

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets - Unaudited

		December 31,
	June 30, 2012	2011
	$	$
ASSETS

Current Assets
Cash and Cash Equivalents	7,070	7,492
Total Current Assets	7,070	7,492

Website Development Costs (Note 4)	-	6,981
Total Assets	7,070	14,473

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Liabilities	34,437	2,918
Term Loan – Related Party (Note 5)	31,646	14,146
Loans Payable - Related Parties (Note 6)	400	25,400
Total Current Liabilities	66,483	42,464
Term loan – Related Party (Note 5)	31,001	45,198
Total Liabilities	97,484	87,662

SHAREHOLDERS' DEFICIENCY
Authorized: 20,000,000 Preferred Shares, par value $0.001 500,000,000 Common Shares, par value $0.001

Issued and outstanding: Nil Preferred Shares 53,750,100 Common Shares (December 31, 2011: 24,000,100 Common Shares)	38,150	8,400
Additional Paid-in Capital	80,140	86,040
Share subscription received	50,000	-
(Deficit) Accumulated During the Development Stage	(258,704)	(167,629)
Total Shareholders’ Deficiency	(90,414)	(73,189)
Total Liabilities and Shareholders' Deficiency	7,070	14,473

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss - Unaudited

					For the
					period from
	Three	Three			November
	months	months	Six months	Six months	16, 2009
	ended	ended	ended	ended	(inception)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2012	2011	2012	2011	2012
General and Administrative Expenses	$	$	$	$	$
Accounting Fees	2,500	1,500	5,000	3,000	12,167
Audit & Tax Fees	2,612	2,300	14,437	10,150	58,940
Bank Fees	345	73	709	(121)	1,505
Amortization Expenses	747	499	1,495	499	3,489
Consulting Fees	12,500	5,000	25,000	5,000	39,833
Filing and Transfer Agent Fees	7,652	6,024	10,120	7,527	30,600
Legal Fees	17,793	6,553	21,162	8,743	76,071
Travel Expenses	3,716	-	3,716		14,759
Office and Miscellaneous Expense	9	10	(41)	10	1,540
Meals & Entertainment Expenses	688	-	688		688
	48,562	21,959	82,286	34,808	239,592

(Loss) Before Other Expense	(48,562)	(21,959)	(82,286)	(34,808)	(239,592)
Other (Income) Expense
Interest Expense	(1,652)	(1,644)	(3,304)	(3,270)	(13,627)
Write-off of Website Development Costs	(5,485)	-	(5,485)	-	(5,485)

	(7,137)	(1,644)	(8,789)	(3,270)	(19,112)

Net Loss and Comprehensive Loss for the Period	(55,699)	(23,603)	(91,075)	(38,078)	(258,704)

Basic and Diluted Net Loss per Common Share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	48,423,177	24,000,100	36,211,638	22,176,896

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Deficiency - Unaudited
For the period from November 16, 2009 to June 30, 2012

							Deficit
							Accumulated
					Additional	Share	During the
	Preferred Stock		Common Stock		Paid In	Subscription	Development
	Shares	Amount	Shares	Amount	Capital	Received	Stage	Total
		$		$	$	$	$	$

Shares issued for cash at $0.0001 per share on November 16, 2009	-	-	1,000	-	-	-	-	-

Shares issued for cash at $0.000025 per share on December 5, 2009	-	-	15,999,000	400	-	-	-	400
						-
Net loss for the period	-	-	-	-	-		(1,179)	(1,179)
						-
Balance December 31, 2009	-	-	16,000,000	400	-		(1,179)	(779)
						-
Recapitalization - ODT	-	-	2,000,100	2,000	6,999		-	8,999
						-
Imputed interest from shareholders	-	-	-	-	3,009		-	3,009
						-
Net loss for the year	-	-	-	-	-		(66,056)	(66,056)
						-
Balance December 31, 2010	-	-	18,000,100	2,400	10,008		(67,235)	(54,827)

Shares issued for cash at $0.01 per share on February 24th , 2011	-	-	6,000,000	6,000	54,000	-	-	60,000
						-
Imputed interest from shareholders	-	-	-	-	6,199		-	6,199
						-
Restructured term loan – a related party	-	-	-	-	15,833		-	15,833
						-
Net loss for the year	-	-	-	-	-		(100,394)	(100,394)
						-
Balance December 31, 2011	-	-	24,000,100	8,400	86,040		(167,629)	(73,189)
						50,000
Share subscription received	-	-	-	-	-		-	50,000

Shares issued for cash at $0.001 per share on April 9, 2012	-	-	17,750,000	17,750	-	-	-	17,750

Shares issued for cash at $0.001 per share on May 23, 2012	-	-	12,000,000	12,000	-	-	-	12,000
						-
Share issuance costs	-	-	-	-	(5,900)		-	(5,900)
						-
Net loss for the period	-	-	-	-	-		(91,075)	(91,075)

Balance June 30, 2012	-	-	53,750,100	38,150	80,140	50,000	(258,704)	(90,414)

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows - Unaudited

			From November
	Six months	Six months	16, 2009
	ended June 30,	ended June 30,	(inception) to
	2012	2011	June 30, 2012
Cash flow from Operating Activities	$	$	$
Net loss for the period	(91,075)	(38,078)	(258,704)
Adjustment for items not involving cash:
Imputed interest	3,304	3,270	13,627
Amortization – website development costs	1,495	499	3,489
Write-off of website developments costs	5,485	-	5,485
Changes in non-cash working capital items:
Increase in accounts payable and accrued liabilities	31,519	(11,708)	23,976
Net Cash (Used in) Operating Activities	(49,272)	(46,017)	(212,127)
Cash flow from Financing Activities
Common shares issued, net of issuance costs	23,850	60,000	84,250
Increase in loan payable – related parties	-	-	99,462
Share subscription received	25,000	-	25,000
Net Cash Provided by Financing Activities	48,850	60,000	208,712
Cash flow from Investing Activities
Cash acquired on acquisition of a subsidiary	-	-	14,910
Website development costs	-	(650)	(4,425)
Net Cash Provided by (Used in) Investing	-	(650)	10,485
Net Increase (Decrease) in Cash and Cash equivalents	(422)	13,333	7,070
Cash and Cash equivalents, Beginning of Period	7,492	13,658	-
Cash and Cash equivalents, End of Period	7,070	26,991	7,070
Supplementary Information
Interest Paid	-	-	-
Income Taxes Paid	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements - Unaudited
June 30, 2012

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

On April 23, 2012, the Company established an Israeli subsidiary named Savicell Diagnostic Ltd. (“Savicell”) with an intent to explore other business ventures in the biotechnology sector. Savicell entered into a non-binding term sheet regarding the licensing of a biotechnology process with a division of Tel Aviv University and it is the intention of both parties to negotiate and enter into a superseding licensing agreement. As at June 30, 2012, Savicell had not entered into a definite licensing agreement and had no asset, liability and operations. However, as described more fully in Note 10 (Subsequent Events), such definitive agreement was executed by the parties on July 25, 2012.

These financial statements have been prepared with the ongoing assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company suffered a recurring loss and had a working capital deficit of $59,413 as at June 30, 2012 (December 31, 2011 – a working capital deficit of $34,972) which raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do no include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements - Unaudited
June 30, 2012

Note 2 – Acquisition – ODT (cont’d)

March 24, 2010
Total assets – cash only	$14,910
Total liabilities	(5,911)

Net assets acquired	$8,999

Note 3 - Significant Accounting Policies

a)           Basis of Presentation
These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”). All adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows as at June 30, 2012 have been included.

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

e)           Cash and Cash Equivalents
Cash and cash equivalents consist entirely of readily available cash balances. There were no cash equivalents as of June 30, 2012 and December 31, 2011.

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

As at June 30, 2012 and December 31, 2011 the Company had no stock options issued and outstanding.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements - Unaudited
June 30, 2012

Note 3 - Significant Accounting Policies (cont’d)

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

Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. For the six month period ended June 30, 2012 and 2011, the basic loss per share is equal to the diluted loss per share as there are no potential dilutive securities.

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

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements - Unaudited
June 30, 2012

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

As at June 30, 2012, the fair value of cash and cash equivalents was measured using Level 1 inputs.

The carrying amounts reported in the consolidated balance sheets for the cash and cash equivalents, accounts payable and accrued liabilities and loans payable each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization.

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

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements - Unaudited
June 30, 2012

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

Note 4 – Website Development Costs

The Company incurred and capitalized costs of $8,975 (December 31, 2011 - $8,975) related to its ongoing website development. As at May 1, 2011, the development of the initial phase of the website was substantially completed. As such, the Company began amortizing the website cost over the estimated useful life of 3 years. As at June 30, 2012, the Company wrote off the remaining website development costs of $5,485 as a result of the Company changing its business focus.

	As of June 30, 2012
	Cost	Accumulated
		Amortization	Write-off	Net Book Value
Website development costs	$8,975	$3,490	$5,485	$-

	As of December 31, 2011
	Cost	Addition	Accumulated	Net Book Value
			Amortization
Website development costs	$8,325	$650	$1,994	$6,981

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements - Unaudited
June 30, 2012

Note 5 – Term Loan – a related party

On November 4, 2011, the Company entered into a loan terms Agreement (“Loan Agreement”) with a shareholder of the Company to settle a loan payable in the amount of $74,062. Pursuant to the Loan Agreement, the terms of repayment were amended to specify that ten per cent (10%) of the gross proceeds of any prospective debt or equity financing undertaken by the Company would be applied to the repayment of the principal of this loan until fully repaid. The term loan is unsecured, non-interest bearing and requires that any balance remaining outstanding on November 4, 2016 would then be fully due and payable.

The Company’s management has estimated the repayment of the principal of the loan to be approximately $20,000, $25,000 and $25,000 in fiscal years 2012-2014 respectively with the balance of $4,062 being repaid during the first quarter of fiscal 2015 based on the anticipated prospective debt or equity financings. Management has determined the net present value of the term loan as at the date of restructuring to be $58,229 by discounting the future anticipated repayments at a relative market rate of 11.68% . As a result of the restructuring, the Company recorded $15,833 of additional paid-in capital. During the six month period ended June 30, 2012, the Company recorded interest accretion of $3,304 (six month period ended June 30, 2011 - $nil)

A summary of the Term Loan is as follows:

June 30, 2012
Term loan – face value	$74,062
Effective interest rate – 11.68%	(15,833)
Net present value	58,229
Interest accretion	4,418
Total	62,647
Current portion	31,646
Term loan – long term	$31,001

Note 6 – Loans Payable – Related Parties

As at June 30, 2012, the loans payable included followings:

-

Two separate loans of $25,000 with each such loan having been extended by shareholders of the Company. The amounts are unsecured and non-interest bearing. The loans shall be converted to common stock of the Company at the same per share price applicable to the next issuance by the Company of common shares (the “Next Equity Financing”). Such conversion shall take place contemporaneous with the closing of the Next Equity Financing with the subject common shares being issued to such persons as directed by the respective lenders. The loans do not entail any fixed repayment terms and shall be retired upon the loan conversions. As at June 30, 2012, the Company’s intent towards the aggregate $50,000 loans is to issue the subject common shares in settlement of the debts. Accordingly, the Company has considered the loan amounts as share subscriptions received and reclassified them as part of shareholders’ equity.

-	$400 payable to a director and principal shareholder of the Company. The amount is unsecured, non-interest bearing and due on demand.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements - Unaudited
June 30, 2012

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

On April 9, 2012, the Company issued 17,750,000 common shares at $0.001 per share for total proceeds of $17,750.

On May 23, 2012, the Company issued 12,000,000 common shares at $0.001 per share for total proceeds of $12,000.

The share issuance cost in connection with the issuance of 29,750,000 common shares was $5,900.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements - Unaudited
June 30, 2012

Note 8 – Stockholders’ Equity (cont’d)

Share subscription received

During the six month ended June 30, 2012, the Company obtained $25,000 of loan proceeds from a shareholder of the Company. In addition, in November of 2011, the Company similarly obtained $25,000 of loan proceeds. Each loan is unsecured and non-interest bearing. The loans shall be converted to common stock of the Company at the same per share price applicable to the next issuance by the Company of common shares (the “Next Equity Financing”). Such conversions shall take place contemporaneous with the closing of the Next Equity Financing with the subject common shares being issued to such persons as directed by the lender. The loans shall not entail any fixed repayment term and shall be retired upon the loan conversions.

As the Company’s intent towards the aggregate $50,000 loans is to issue the common shares on settlement of such debts, the Company has considered the loan amounts as share subscriptions received and recorded them as part of shareholders’ equity.

Note 9 – Commitments and Guarantees

The Company did not become a guarantor to any parties as at June 30, 2012.

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

See Note 10.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements - Unaudited
June 30, 2012

Note 10 – Subsequent Events

1.

On July 10, 2012, the Company entered into debt settlement agreements with nine individuals whereby the Company collectively settled debts in the aggregate amount of $60,000 by the issuance of 8,000,000 common shares at a price per share of $0.0075. Included in the $60,000 total were the two loans of $25,000 each described more fully in Note 6 (Loans Payable – Related Parties).

2.

In July 2012, the Company undertook a private placement financing pursuant to which it issued 3,913,000 common shares at a per share price of $0.01 for gross proceeds of $39,130. Following such issuance, the Company had 65,663,100 common shares outstanding.

3.

On July 25, 2012, Savicell executed its technology licensing agreement with Tel Aviv University with such agreement superceding the term sheet previously executed by the parties. The definitive agreement entails a number of stipulations including the requirement that Savicell undertake an equity raise in order to provide sufficient funds to enable it to meet its initial obligations regarding the exploitation of the underlying technology. The efforts regarding such equity raise continue as at the date of issuance of these financial statements.

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

  our marketing plan;
  our anticipation that future broad clinical trial studies encompassing larger populations of cancer patients with varying cancers should reveal the full potential of the existing developed strategy;
  our plans to hire industry experts and expand our management team;
  our beliefs regarding the future of our competitors;
  our belief that there is a large unmet need in cancer diagnostics exists in early diagnosis; accurate diagnosis, our belief that there is a need in this segment for an easier blood-based test that will increase compliance and minimize discomfort;
  our anticipated development schedule;
  our expectation that the demand for our products will eventually increase; and
  our expectation that we will be able to raise capital when we need it.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

  general economic and business conditions;
  our ability to identify attractive products and negotiate their acquisition or licensing;
  our ability to effectively develop and market products that we acquire or license;
  volatility in prices for our products;
  risks inherent in the pharmaceutical industry;
  competition for, among other things, capital, pharmaceutical products and skilled personnel; and
  other factors discussed under the section entitled “Risk Factors”,

any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements and any assumptions upon which they are based are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results

As used in this report, the terms “we”, “us” and “our” mean Online Disruptive Technologies, Inc. and our wholly owned subsidiary, Savicell Diagnostic Ltd., an Israeli corporation (the “Subsidiary”). In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

Corporate Overview

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

Pursuant to a license agreement and research funding agreement (the “License Agreement”) dated July 24, 2012 but entered into on July 25, 2012 executed by our Subsidiary and Ramot at Tel Aviv University Ltd. (“Ramot”), a private company incorporated in the State of Israel and having a place of business at 5 Shenker Street, Herzlia, Israel, our Subsidiary was granted a license to certain patented technology relating to the early detection of diseases by measuring metabolic activity in the immune system (the “Technology”).

The products (the “Product”) means any instrument, device, process, method, product, component, or system that contain or is based on, in whole or in part, the Technology.

As consideration for the worldwide exclusive license of the Products, our Subsidiary will pay, issue and fund the following to Ramot:

(a)	a royalty (the “Royalty”) on worldwide net sales of the Products by our company and its affiliates or sublicensee;

(b)	a minimum annual royalty, credited against the Royalty;

(c)	percentages of all payments received in connection with a sublicense (“Sublicense Receipt”);

(d)	issue warrants (the “Warrants”) to purchase, for nominal consideration, the number of common shares of the Subsidiary such that Ramot holds a minority interest in the Subsidiary; and

(e)	fund research expenditures for the research of the Technology.

We anticipate changing our name to Savicell Inc. in due course.

After the entry into of the License Agreement, we are focused on the development of Savicell.

Our Current Business

On July 25, 2012, the Subsidiary entered a License Agreement with Ramot, whereby the Subsidiary was granted a license relating to Savicell.

Savicell

Savicell uses a revolutionary diagnostic platform that is positioned initially in the cancer diagnostic market. The technology uses blood samples to rapidly measure the body's response to disease intrusion and cell malformation.

The immune system is the first to “read” cancer and Savicell interprets the language of the immune system’s response.

Savicell technology is a ground-breaking, high-throughput, in-vitro test for rapid quantitative measurement of the metabolic activity of the cell populations that the body deploys to diagnose disease. Initial application will focus on cancer diagnostics using blood samples. The Savicell patent pending approach maps the different metabolic response profiles as a method for early diagnosis and staging.

The immune system is designed to detect disease intrusion and cell malformation in our bodies, which includes cancer, and to eliminate them. In reaction to the presence of cancer the immune system is energized to respond. The initial reaction is intricate, deploying different metabolic pathways and different subtypes of cells. It is these differential responses that Savicell technology powerfully detects. The immune system is the first to “read” cancer and Savicell interprets the language of the immune system’s response.

The clinical results obtained show the capability to simply and rapidly diagnose cancer in a preliminary large population of cancer patients in comparison to a control healthy group. We anticipate that future broad clinical trial studies involving larger populations of cancer patients with varying cancers should reveal the full potential of the existing developed strategy.

Obviously, many more tests are required in order to construct a meaningful and significant diagnostic classification. However, what is revealed to date is a major clear-cut shift of immune system metabolic activity pathways from oxidative phosphorylation to aerobic glycolysis between healthy patients and those with various cancer types.

Results of Operations

Revenues

We have not earned any revenue from operations since our inception and further losses are anticipated in the development of our business. We are currently in the development stage of our business and we can provide no assurances that we will generate revenue in the foreseeable future.

Expenses

For the six month period ended June 30, 2012, we incurred expenses of $85,590 including $19,437 in audit and accounting fees, $21,162 in legal fees, $10,120 in filing and transfer agent fees, $25,000 in consulting fees, $709 in bank fees, $1,495 in amortization, $3,716 in travel expense, $688 in meals and entertainment expenses, interest expense of $3,304 and a recovery of office and miscellaneous charges of $41. In addition, we wrote off our website development costs in the amount of $5,485. These expenses relate primarily to the ongoing maintenance of the Company and the filing of necessary registration statements and annual reports. For the six month period ended June 30, 2011, we incurred $8,743 in legal fees, $5,000 in consulting fees, $13,150 in accounting and audit fees, $499 in amortization, $7,527 in filing and transfer agent fees, $3,270 in interest expense, $10 in office and miscellaneous expense and a bank recovery charge of $121. The increase in expenses in the six month period ended June 30, 2012 as compared to the six month period ended June 30 2011 was primary due to increased professional and consulting fees incurred as we sought to transform our business focus.

Liquidity and Capital Resources

Working Capital

		As at	Percentage
	As at	December 31,	Increase /
	June 30, 2012	2011	(Decrease)
Current Assets	$7,070	$7,492	(5.6%)
Current Liabilities	$66,483	$42,464	53.0%
Working Capital (Deficiency)	$(59,413)	$(34,972)	70.0%

Cash Flows

	Six Month Period	Six Month Period
	Ended	Ended
	June 30, 2012	June 30, 2011
Cash provided by (used in) Operating Activities	$(49,272)	$(46,017)
Cash provided by (used in) Investing Activities	$-	$(650)
Cash provided by (used in) Financing Activities	$48,850	$60,000
Net Increase (Decrease) in Cash	$(422)	$13,333

Cash Used In Operating Activities

We used cash in operating activities in the amount of $49,272 during the six month period ended June 30, 2012 and $46,017 during the six month period ended June 30, 2011. Cash used in operating activities was funded primarily by cash from financing activities.

Cash From Investing Activities

No cash was used in investing activities during the six month period ended June 30, 2012 compared to $650 used in investing activities during the six month ended June 30, 2011 to complete the development of our relationship website.

Cash from Financing Activities

We generated cash of $48,850 from financing activities during the six month period ended June 30, 2012 from the issuance of shares compared generating cash of $60,000 during the six month period ended June 30, 2011 from our initial public offering.

Plan of Operation

We are an early-stage company. There exists substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our expenses. This is because we have not generated any revenues and no material revenues are anticipated until we further develop our business. There is no assurance we will reach this point.

Our primary objectives for the next twelve month period are to further develop the Technology and to advance the Technology so that it may be appropriate for clinical safety testing.

We estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Expense	Amount
Product development	$2,500,000
Employee compensation	550,000
General and administration	470,000
Professional services fees	120,000
Regulation and compliance	230,000
Sales, Marketing and Business development	240,000
Total:	$4,110,000

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we may be forced to cease the operation of our business.

Milestones for Development

The following is our anticipated development schedule:

Stage 1 - 0-3 months: Lab set up to expand the laboratory capability to enhance the sample processing capacity. This includes the purchasing of additional lab equipment and the recruitment of lab workers and company personnel required to analyze more samples.

Stage 2 - 3-9 months: Solidify preliminary results. This includes optimization of the reagent matrix for the metabolic profile (MA) identification of breast and lung cancer and optimization of data mining algorithm. Based on results, a decision will be made if we continue to stage 3 or adjust the plan based on the research findings.

Stage 3 –9-24 months: Verifying data on more patients: we anticipate concentrating on increasing the patient population and the number of test essays to a total of 1,100 patients.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at June 30, 2012, our company has accumulated losses of $258,704 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

Future Financings

We will require additional financing to fund our planned operations, including further development, clinical testing, regulatory requirements, and commercializing our existing assets. We currently do not have committed sources of additional financing and may not be able to obtain additional financing, particularly, if the volatile conditions in the stock and financial markets, and more particularly the market for early development stage pharmaceutical company stocks persist.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to delay or scale down some or all of our development activities or perhaps even cease the operation of our business.

Since inception we have funded our operations primarily through equity and debt financings and we expect that we will continue to fund our operations through the equity and debt financing. If we raise additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his, her, or its investment in our common stock. Further, we may continue to be unprofitable.

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

Our Management, including our principal executive officer and our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of June 30, 2012 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at June 30, 2012 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2012: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner. Subsequent to the quarter ended June 30, 2012, we appointed a Chief Financial Officer and expanded our board of directors to two directors.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS. Risks and Uncertainties Risks Related to Our Company

The worldwide economic downturn may reduce our ability to obtain the financing necessary to continue our business and may reduce the number of viable products and businesses that we may wish to acquire. If we cannot raise the funds that we need or find a suitable product or business to acquire, we may go out of business and investors will lose their entire investment in our company.

Since 2008, there has been a downturn in general worldwide economic conditions due to many factors, including the effects of the subprime lending and general credit market crises, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions, increased unemployment and liquidity concerns. In addition, these economic effects, including the resulting recession in various countries and slowing of the global economy, will likely result in fewer business opportunities as companies face increased financial hardship. Tightening credit and liquidity issues will also result in increased difficulties for our company to raise capital for our continued operations. We may not be able to raise money through the sale of our equity securities or through borrowing funds on terms we find acceptable. If we cannot raise the funds that we need or find a suitable product or business to acquire, we will go out of business. If we go out of business, investors will lose their entire investment in our company.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

We have not generated any revenue from operations since our incorporation. We expect that our operating expenses will increase over the next 12 months as we ramp-up our business. We estimate our average monthly expenses over the next 12 months to be approximately $134,200, including general and administrative expenses but excluding acquisition costs and the cost of any research expenditures. In addition, we anticipate expending $2,500,000 in aggregate product development costs. On August 8, 2012, we had cash and cash equivalents and commitments of approximately $30,000. As of August 8, 2012, we had total debt of approximately $100,000.

If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms

We may need to raise additional funds in the future which may not be available on acceptable terms or at all.

We may consider issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt, or for general corporate purposes. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. We may not be able to market such issuances on favorable terms, or at all, in which case, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements.

We are an early-stage company with a limited operating history, which may hinder our ability to successfully meet our objectives.

We are an early-stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects. As a result, the revenue and income potential of our business is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. Errors may be made in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

Because our directors and officers are not all residents of the United States, investors may find it difficult to enforce, within the United States, any judgments obtained against our directors and officers.

Our directors and officer are not all residents of the United States, and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our directors and officers, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

If we are unable to successfully recruit and retain qualified personnel, we may not be able to continue our operations.

In order to successfully implement and manage our business plan, we will depend upon, among other things, successfully recruiting and retaining qualified personnel having experience in the pharmaceutical industry. Competition for qualified individuals is intense. We may not be able to find, attract and retain qualified personnel on acceptable terms. If we are unable to find, attract and retain qualified personnel with technical expertise, our business operations could suffer.

Future growth could strain our resources, and if we are unable to manage our growth, we may not be able to successfully implement our business plan.

We hope to experience rapid growth in our operations, which will place a significant strain on our management, administrative, operational and financial infrastructure. Our future success will depend in part upon the ability of our executive officers to manage growth effectively. This will require that we hire and train additional personnel to manage our expanding operations. In addition, we must continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we may be unable to execute upon our business plan.

Risks Relating to our Operations in Israel

Conditions in Israel and the surrounding Middle East may materially adversely affect our Subsidiary’s operations and personnel.

Our Subsidiary has significant operations in Israel, including research and development. Since the establishment of the State of Israel in 1948, a number of armed conflicts and terrorist acts have taken place, which in the past, and may in the future, lead to security and economic problems for Israel. In addition, certain countries in the Middle East adjacent to Israel, including Egypt and Syria, recently experienced and some continue to experience political unrest and instability marked by civil demonstrations and violence, which in some cases resulted in the replacement of governments and regimes. Current and future conflicts and political, economic and/or military conditions in Israel and the Middle East region may affect our operations in Israel. The exacerbation of violence within Israel or the outbreak of violent conflicts involving Israel may impede our Subsidiary’s ability to engage in research and development, or otherwise adversely affect its business or operations. In addition, our Subsidiary’s employees in Israel may be required to perform annual mandatory military service and are subject to being called to active duty at any time under emergency circumstances. The absence of these employees may have an adverse effect on our Subsidiary’s operations. Hostilities involving Israel may also result in the interruption or curtailment of trade between Israel and its trading partners, which could materially adversely affect our results of operations.

The ability of our Subsidiary to pay dividends is subject to limitations under Israeli law and dividends paid and loans extended by our Subsidiary may be subject to taxes.

The ability of our Subsidiary to pay dividends is governed by Israeli law, which provides that dividends may be paid by an Israeli corporation only out of its earnings as defined in accordance with the Israeli Companies Law of 1999, provided that there is no reasonable concern that such payment will cause such subsidiary to fail to meet its current and expected liabilities as they come due. Cash dividends paid by an Israeli corporation to United States resident corporate parents are subject to provisions of the Convention for the Avoidance of Double Taxation between Israel and the United States, which may result in our Subsidiary having to pay taxes on any dividends it declares.

Risks Relating to the Pharmaceutical Business

If we are unable to successfully acquire, develop or commercialize new products, our operating results will suffer.

Our future results of operations will depend to a significant extent upon our ability to successfully develop and commercialize new products and businesses in a timely manner. There are numerous difficulties in, developing and commercializing new products, including:

  there are still major developmental steps required to bring the product to a clinical testing stage;

  clinical testing may not be positive;

  developing, testing and manufacturing products in compliance with regulatory standards in a timely manner;

  failure to receive requisite regulatory approvals for such products in a timely manner or at all;

  developing and commercializing a new product is time consuming, costly and subject to numerous factors, including legal actions brought by our competitors, that may delay or prevent the development and commercialization of new products;

  incomplete, unconvincing or equivocal clinical trials data;

  experiencing delays or unanticipated costs;

  significant and unpredictable changes in the payer landscape, coverage and reimbursement for our products;

  experiencing delays as a result of limited resources at regulatory agencies; and

  changing review and approval policies and standards at regulatory agencies.

As a result of these and other difficulties, products in development by us may or may not receive timely regulatory approvals, or approvals at all, necessary for marketing by us or other third-party partners. If any of our products are not approved in a timely fashion or, when acquired or developed and approved, cannot be successfully manufactured, commercialized or reimbursed, our operating results could be adversely affected. We cannot guarantee that any investment we make in developing products will be recouped, even if we are successful in commercializing those products.

Our expenditures may not result in commercially successful products.

We cannot be sure our business expenditures will result in the successful acquisition, development or launch of products that will prove to be commercially successful or will improve the long-term profitability of our business. If such business expenditures do not result in successful acquisition, development or launch of commercially successful brand products our results of operations and financial condition could be materially adversely affected.

Third parties may claim that we infringe their proprietary rights and may prevent us from manufacturing and selling some of our products.

The manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. Litigation may be costly and time-consuming, and could divert the attention of our management and technical personnel. In addition, if we infringe on the rights of others, we could lose our right to develop, manufacture or market products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. Although the parties to patent and intellectual property disputes in the pharmaceutical industry have often settled their disputes through licensing or similar arrangements, the costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that the necessary licenses would be available to us on commercially reasonable terms, or at all. As a result, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.

All pharmaceutical companies are subject to extensive, complex, costly and evolving government regulation. For the U.S., this is principally administered by the FDA and to a lesser extent by the DEA and state government agencies, as well as by varying regulatory agencies in foreign countries where products or product candidates are being manufactured and/or marketed. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations, and similar foreign statutes and regulations, govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products.

Under these regulations, we may become subject to periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that we are in compliance with all applicable regulations. In addition, the FDA and foreign regulatory agencies conduct pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with GMP and other regulations. Following such inspections, the FDA or other agency may issue observations, notices, citations and/or warning letters that could cause us to modify certain activities identified during the inspection. FDA guidelines specify that a warning letter is issued only for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action. We may also be required to report adverse events associated with our products to FDA and other regulatory authorities. Unexpected or serious health or safety concerns would result in labeling changes, recalls, market withdrawals or other regulatory actions.

The range of possible sanctions includes, among others, FDA issuance of adverse publicity, product recalls or seizures, fines, total or partial suspension of production and/or distribution, suspension of the FDA’s review of product applications, enforcement actions, injunctions, and civil or criminal prosecution. Any such sanctions, if imposed, could have a material adverse effect on our business, operating results, financial condition and cash flows. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Similar sanctions as detailed above may be available to the FDA under a consent decree, depending upon the actual terms of such decree. If internal compliance programs do not meet regulatory agency standards or if compliance is deemed deficient in any significant way, it could materially harm our business.

The product would be licensed for sale in the EU through an EC certification process, frequently shorthanded as “CE Mark” under the IVDD 98/79/EC. It is possible that general controls are sufficient and a conformity assessment of a QMS would sufficient to support clinical testing in the EU. If a Notified Body must be used, the CE Marking process has two stages: a certification of the manufacturer’s QMS (ability to safely develop devices) and the certification of the device performance and safety itself. Regulatory approval may be delayed, limited or denied for a number of reasons, including insufficient clinical data, the product not meeting safety or efficacy requirements or any relevant manufacturing processes or facilities not meeting applicable requirements.

Further trials and other costly and time-consuming assessments of the product may be required to obtain or maintain regulatory approval. We may be required to conduct additional trials beyond those currently planned, which could require significant time and expense.

The diagnostic industry is highly competitive.

The diagnostic industry has an intensely competitive environment that will require an ongoing, extensive search for technological innovations and the ability to market products effectively, including the ability to communicate the effectiveness, safety and value of products to healthcare professionals in private practice, group practices and payers in managed care organizations, group purchasing organizations and Medicare & Medicaid services. We are smaller than almost all of our competitors. Most of our competitors have been in business for a longer period of time than us, have a greater number of products on the market and have greater financial and other resources than we do. Furthermore, recent trends in this industry are toward further market consolidation of large drug companies into a smaller number of very large entities, further concentrating financial, technical and market strength and increasing competitive pressure in the industry. If we directly compete with them for the same markets and/or products, their financial strength could prevent us from capturing a profitable share of those markets. It is possible that developments by our competitors will make any products or technologies that we acquire non-competitive or obsolete.

Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.

Even if U.S. regulatory approval or clearance is obtained, the FDA can impose significant restrictions on a product’s indicated uses or marketing or may impose ongoing requirements for potentially costly post-approval studies. Any of these restrictions or requirements could adversely affect our potential product revenues. Our product candidates will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. In addition, approved products, manufacturers and manufacturers’ facilities are subject to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If our product candidates fail to comply with applicable regulatory requirements, such as current Good Manufacturing Practices, or “CGMPs”, a regulatory agency may:

• issue warning letters or untitled letters;

• require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

• impose other civil or criminal penalties;

• suspend regulatory approval;

• suspend any ongoing clinical trials;

• refuse to approve pending applications or supplements to approved applications filed by us;

• impose restrictions on operations, including costly new manufacturing requirements; or

• seize or detain products or require a product recall.

Our commercialization efforts will be greatly dependent upon our ability to demonstrate product efficacy in clinical trials. Laboratories will be reluctant to order our products, and medical practitioners will be reluctant to prescribe our products, without compelling supporting data. The failure to demonstrate efficacy in our clinical trials, or a delay or failure to complete our clinical trials, would have a material adverse effect on our business, prospects, financial condition and operating results.

Our failure to convince medical practitioners to use our technologies will limit our revenue and profitability.

If we, or our commercialization partners, fail to convince medical practitioners to prescribe products using our technologies, we will not be able to sell our products or license our technologies in sufficient volume for our business to become profitable. We will need to make leading physicians aware of the benefits of products using our technologies through published papers, presentations at scientific conferences and favorable results from our clinical studies. Our failure to be successful in these efforts would make it difficult for us to convince medical practitioners to prescribe products using our technologies for their patients. Failure to convince medical practitioners to prescribe our products will damage our commercialization efforts and would have a material adverse effect on our business, prospects, financial condition and operating results.

We may not be able to market or generate sales of our products to the extent anticipated.

Assuming that we are successful in receiving regulatory clearances to market any of our products, our ability to successfully penetrate the market and generate sales of those products may be limited by a number of factors, including the following:

• Certain of our competitors in the field have already received regulatory approvals for and have begun marketing similar products, which may result in greater physician awareness of their products as compared to ours.

• Information from our competitors or the academic community indicating that current products or new products are more effective than our products could, if and when it is generated, impede our market penetration or decrease our existing market share.

• The price for our products, as well as pricing decisions by our competitors, may have an effect on our revenues.

• Our revenues may diminish if third-party payors, including private health coverage insurers and health maintenance organizations, do not provide adequate coverage or reimbursement for our products.

If any of our future marketed products were to experience problems related to their efficacy, safety, or otherwise, or if new, more effective treatments were to be introduced, our revenues from such marketed products could decrease.

If any of our current or future marketed products become the subject of problems, including those related to, among others:

• efficacy or safety concerns with the products, even if not justified;

• regulatory proceedings subjecting the products to potential recall;

• publicity affecting doctor prescription or patient use of the product;

• pressure from competitive products; or

 • introduction of more effective tests.

Our revenues from such marketed products could decrease. For example, efficacy or safety concerns may arise, whether or not justified, that could lead to the recall or withdrawal of such marketed products. In the event of a recall or withdrawal of a product, our revenues would significantly decline.

Risks Relating to Our Common Stock

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our articles of incorporation authorize the issuance of up to 500,000,000 shares of common stock with a par value of $0.001 per share and 20,000,000 shares of preferred stock with a par value of $0.001 per share. Our board of directors may choose to issue some or all of such shares to acquire one or more companies or products and to fund our overhead and general operating requirements. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

Trading of our stock is restricted by the Securities Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our common stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (known as “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Although our common stock is currently listed for quotation on the OTC Bulletin Board, there is no market for our common stock. Even when a market is established and trading begins, trading through the OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

We do not intend to pay dividends on any investment in the shares of stock of our company.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock’s price. This may never happen and investors may lose all of their investment in our company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

No.	Description
3.1	Articles of Incorporation (incorporated by reference to an exhibit to a registration statement on Form S-1 filed on August 10, 2010)
3.2	Bylaws (incorporated by reference to an exhibit to a registration statement on Form S-1 filed on August 10, 2010)
10.1

Share Purchase Agreement dated March 24, 2010 between Benjamin Cherniak and Online Disruptive Technologies, Inc. (incorporated by reference to an exhibit to a registration statement on Form S-1 filed on August 10, 2010)

10.2	Subscription Agreement between our company and Robbie Manis (incorporated by reference to an exhibit to a registration statement on Form S-1 filed on August 10, 2010)
10.3	Subscription Agreement between our company and Brian Hough (incorporated by reference to an exhibit to a registration statement on Form S-1 filed on August 10, 2010)
10.4	Subscription Agreement between our company and Peter Hough (incorporated by reference to an exhibit to a registration statement on Form S-1 filed on August 10, 2010)
10.5	Consulting Agreement dated November 1, 2011 with 1367826 Ontario Limited and Robbie Manis (incorporated by reference to an exhibit to a current report on Form 8-K filed on November 3, 2011)
10.6	Consulting Agreement dated November 1, 2011 with Kerry Chow (incorporated by reference to an exhibit to a current report on Form 8-K filed on November 3, 2011)
10.7	Loan Terms Agreement dated November 4, 2011 with Peter Hough(incorporated by reference to an exhibit to a current report on Form 8-K filed on November 8, 2011)
10.8	Mineral Property Acquisition Agreement dated November 21, 2011 with Minera Del Pacifico, S.A. (incorporated by reference to an exhibit to a current report on Form 8-K filed November 21, 2011)
10.9	Loan Terms Agreement dated November 24, 2011 with Amir Rachmani (incorporated by reference to an exhibit to a current report on Form 8-K filed November 24, 2011)
10.10	Loan Terms Agreement dated February 13, 2012 with Ori Ackerman (incorporated by reference to an exhibit to a current report on Form 8-K filed February 13, 2012)
10.11	Form of Subscription Agreement for Non-US Subscribers (incorporated by reference to an exhibit to a current report on Form 8-K filed May 24, 2012)
10.12	Form of Subscription Agreement for US Subscribers (incorporated by reference to an exhibit to a current report on Form 8-K filed May 24, 2012)

No.	Description
10.13	Form of Shares for Debt Agreement for Canadian Subscribers (incorporated by reference to an exhibit to a current report on Form 8-K filed July 18, 2012)
10.14	Form of Subscription Agreement for Non-US Subscribers (incorporated by reference to an exhibit to a current report on Form 8-K filed July 18, 2012)
10.15

License and Research Funding Agreement dated July 25, 2012 between Ramot at Tel Aviv University Ltd. and Savicell Diagnostic Ltd. (portions of the exhibit has been omitted pursuant to a request for confidential treatment) (incorporated by reference to an exhibit to a current report on Form 8-K filed August 1, 2012)

10.16

Warrant Agreement dated July 25, 2012 between Savicell Diagnostic Ltd. and Ramot at Tel Aviv University Ltd. (portions of the exhibit has been omitted pursuant to a request for confidential treatment) (incorporated by reference to an exhibit to a current report on Form 8-K filed August 1, 2012)

21.1	Savicell Diagnostic Ltd. our 100% wholly-owned subsidiary incorporated in Israel on April 23, 2012
31.1*	Section 302 of the Sarbanes-Oxley Act of 2002 of Giora Davidovits
31.2*	Section 302 of the Sarbanes-Oxley Act of 2002 of Robbie Manis
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Giora Davidovits
32.2*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Robbie Manis

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONLINE DISRUPTIVE TECHNOLOGIES, INC.

By
/s/ Giora Davidovits
Giora Davidovits
Chief Executive Officer, President,
Secretary, Treasurer and Director
(Principal Executive Officer)

Date: August 10, 2012

By
/s/ Robbie Manis
Robbie Manis
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Date: August 10, 2012