Form 10-Q
period 2012-09-30
ONLINE DISRUPTIVE TECHNOLOGIES, INC.
filed 2012-11-14
CIK 1498380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes[ ]    No[ x ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1933 subsequent to the distribution of securities under a plan confirmed by a court.
Yes[ ] No   [ ] N/A

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of November 13, 2012, there were 65,663,100 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONLINE DISRUPTIVE TECHNOLOGIES, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2012

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets - Unaudited

	September 30,	December 31,
	2012	2011
	$	$
ASSETS

Current Assets
Cash and Cash Equivalents	878,953	7,492
VAT Receivable	14,178	-
Total Current Assets	893,131	7,492

Website Development Costs (Note 4)	-	6,981
Intangible Assets (Note 5)	2,948,682
Total Assets	3,841,813	14,473

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Liabilities	67,463	2,918
Term Loan – Related Party (Note 6)	31,646	14,146
Loans Payable - Related Parties (Note 7)	400	25,400
Total Current Liabilities	99,509	42,464
Term Loan – Related Party (Note 6)	32,258	45,198
Total Liabilities	131,767	87,662

EQUITY
SHAREHOLDERS’ DEFICIENCY
Authorized:
20,000,000 Preferred Shares, par value $0.001
500,000,000 Common Shares, par value $0.001

Issued and outstanding:
Nil Preferred Shares 65,663,100 Common Shares (December 31, 2011: 24,000,100 Common Shares)	185,380	62,400
Additional Paid-in Capital	129,540	32,040
(Deficit) Accumulated During the Development Stage	(539,042)	(167,629)
Total Shareholders’ Deficiency	(224,122)	(73,189)

Non-controlling interests in equity of a subsidiary	3,934,168	-
Total Equity	3,710,046	(73,189)
Total Liabilities and Equity	3,841,813	14,473

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss

					For the period
					from
	Three	Three	Nine	Nine	November 16,
	months	months	months	months	2009
	ended	ended	ended	ended	(inception) to
	September	September	September	September	September 30,
	30, 2011	30, 2012	30, 2011	30, 2012	2012
General and Administrative Expenses	$	$	$	$	$
Accounting Fees	1,500	2,500	4,500	7,500	14,667
Audit & Tax Fees	2,531	3,751	12,681	18,188	62,691
Bank Fees	69	339	(52)	1,048	1,844
Amortization Expenses	747	50,000	1,246	51,495	53,489
Consulting Fees	-	33,333	5,000	58,333	73,166
Filing and Transfer Agent Fees	-	6,003	7,528	16,123	36,603
Legal Fees	5,413	21,194	14,156	42,356	97,264
Travel Expenses	-	2,679	10	6,395	17,438
Office and Miscellaneous Expense	119	825	119	785	2,366
Research and Development Expense	-	83,402	-	83,402	83,402
Stock Option Expense	-	97,500	-	97,500	97,500
Meals & Entertainment Expenses	-	-	-	688	688
	10,379	301,526	45,188	383,813	541,118

(Loss) Before Other Expense	(10,379)	(301,526)	(45,188)	(383,813)	(541,118)
Other Expense
Interest Expense	(1,798)	(2,069)	(5,068)	(5,372)	(15,696)
Write-off of Website Development Costs	-	-	-	(5,485)	(5,485)
	(12,177)	(303,595)	(50,256)	(394,670)	(562,299)

Net Loss and Comprehensive Loss for the Period	(12,177)	(303,595)	(50,256)	(394,670)	(562,299)

Net Loss and Comprehensive Loss attributable to:

Common shareholders	(12,177)	(280,338)	(50,256)	(371,413)	(539,042)
Non-controlling interests	-	(23,257)	-	(23,257)	(23,257)
	(12,177)	(303,595)	(50,256)	(394,670)	(562,299)
Basic and Diluted Net Loss per Common Share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	24,000,100	48,423,177	22,791,309	36,211,638

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Equity - Unaudited
For the period from November 16, 2009 to
September 30, 2012

						Accumulated		Non-controlling
					Additional	During the		Interests in
	Preferred Stock		Common Stock		Paid In	Development	Shareholders’	Equity of a
	Shares	Amount	Shares	Amount	Capital	Stage	Deficiency	Subsidiary	Total
		$		$	$	$	$	$	$
Shares issued for cash at
$0.0001 per share on
November 16, 2009	-	-	1,000	-	-	-	-	-	-
Shares issued for cash at $0.000025 per share on December 5, 2009	-	-	15,999,000	400	-	-	400	-	400
Net loss for the period	-	-	-	-	-	(1,179)	(1,179)	-	(1,179)
Balance December 31, 2009	-	-	16,000,000	400	-	(1,179)	(779)	-	(779)
Recapitalization - ODT	-	-	2,000,100	2,000	6,999	-	8,999	-	8,999
Imputed interest from shareholders	-	-	-	-	3,009	-	3,009	-	3,009
Net loss for the year	-	-	-	-	-	(66,056)	(66,056)	-	(66,056)
Balance December 31, 2010	-	-	18,000,100	2,400	10,008	(67,235)	(54,827)	-	(54,827)
Shares issued for cash at $0.01 per share on February 24th, 2011	-	-	6,000,000	60,000	-	-	60,000	-	60,000
Imputed interest from shareholders	-	-	-	-	6,199	-	6,199	-	6,199
Restructured term loan – a related party	-	-	-	-	15,833	-	15,833	-	15,833
Net loss for the year	-	-	-	-	-	(100,394)	(100,394)		(100,394)
Balance December 31, 2011	-	-	24,000,100	62,400	32,040	(167,629)	(73,189)	-	(73,189)
Shares issued for cash at $0.001 per share on April 9, 2012	-	-	17,750,000	17,750	-	-	17,750	-	17,750
Shares issued for cash at $0.001 per share on May 23, 2012	-	-	12,000,000	12,000	-	-	12,000	-	12,000
Shares issued on debt settlement at $0.0075 per share on July 10, 2012			8,000,000	60,000			60,000	-	60,000
Shares issued for cash at $0.01 per share on July 23, 2012	-	-	3,413,000	34,130	-	-	34,130	-	34,130
Shares issued on debt settlement at $0.01 per share on July 23, 2012			500,000	5,000			5,000		5,000
Warrant certificate issued	-	-	-	-	-	-	-	2,998,682	2,998,682
Subscription received in subsidiary Stock Option Expense					97,500		- 97,500	958,743	958,743 97,500
Share issuance costs	-	-	-	(5,900)	-	-	(5,900)		(5,900)
Net loss for the period	-	-	-	-	-	(371,413)	(371,413)	(23,257)	(394,670)
Balance September 30, 2012	-	-	65,663,100	185,380	129,540	(539,042)	(224,122)	3,934,168	3,710,046

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows - Unaudited

			From
			November 16,
	Nine months	Nine months	2009
	ended	ended	(inception) to
	September 30,	September 30,	September 30,
	2012	2011	2012
Cash flow from Operating Activities	$	$	$
Net loss for the period	(394,670)	(50,256)	(562,299)
Adjustment for items not involving cash:
Stock Option Expense	97,500	-	97,500
Imputed interest	4,559	5,068	14,882
Amortization – intangible assets	50,000	-	50,000
Amortization – website development costs	1,495	1,246	3,489
Write-off of website developments costs	5,485	-	5,485
Changes in non-cash working capital items:
(Increase) in VAT receivable	(14,178)	-	(14,178)
(Increase) in prepaid expenses	-	(15,000)	-
Increase (decrease) in Accounts Payable and Accrued Liabilities	79,546	(16,764)	72,003
Net Cash (Used in) Operating Activities	(170,263)	(75,706)	(333,118)
Cash flow from Financing Activities
Common shares issued, net of issuance costs	57,981	60,000	118,381
Non-controlling interests	958,743	-	958,743
Increase in loan payable – related parties	25,000	17,600	124,462
Net Cash Provided by Financing Activities	1,041,724	77,600	1,201,586
Cash flow from Investing Activities
Cash acquired on acquisition of a subsidiary	-	-	14,910
Website development costs	-	(650)	(4,425)
Net Cash Provided by (Used in) Investing Activities	-	(650)	10,485
Net Increase (Decrease) in Cash and Cash equivalents	871,461	1,244	878,953
Cash and Cash equivalents, Beginning of Period	7,492	13,658	-
Cash and Cash equivalents, End of Period	878,953	14,902	878,953
Supplementary Information
Interest Paid	-	-	-
Income Taxes Paid	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements - Unaudited
September 30, 2012

Note 1 - Nature of Operations

Online Disruptive Technologies, Inc. (“ODT” or the “Company”) was incorporated on November 16, 2009 in the State of Nevada, U.S.A. The Company was in the business of operating websites with advertising revenue platforms. However, as described below, the Company has recently changed its primary business focus to the development and commercialization of a biotechnology platform. The Company has limited operations and in accordance with ASC 915, is considered a development stage company that has had no revenues from inception to date. The Company has a December 31 year-end.

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

On April 23, 2012, the Company established an Israeli subsidiary named Savicell Diagnostic Ltd. (“Savicell”) with the intent of exploring business ventures in the biotechnology sector. On July 25, 2012, Savicell entered into a definitive licensing agreement with a division of Tel Aviv University for the purpose of developing and commercializing a new technology relative to the early detection of various forms of disease. With the consummation of this transaction, the Company is now primarily focused on its biotechnology efforts.

These financial statements have been prepared with the ongoing assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company suffered a recurring loss and had a working capital of $793,622 as at September 30, 2012 (December 31, 2011 – a working capital deficit of $34,972) and future loss is anticipated which raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do no include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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
September 30, 2012

Note 2 – Acquisition – ODT (cont’d)

March 24, 2010
Total assets – cash only	$14,910
Total liabilities	(5,911)

Net assets acquired	$8,999

Note 3 - Significant Accounting Policies

a)         Basis of Presentation

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”). All adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows as at September 30, 2012 have been included.

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

d)         Foreign Currency Translation

The Company and its subsidiaries’ functional currency are U.S. dollars. Transactions in other currencies are recorded in U.S. dollars at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are translated into U.S. dollars at rates of exchange in effect at the balance sheet dates. Exchange gains and losses are recorded in the statements of operations.

e)         Cash and Cash Equivalents

Cash and cash equivalents consist entirely of readily available cash balances. There were no cash equivalents as of September 30, 2012 and December 31, 2011.

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

As at September 30, 2012, the Company issued 9,750,000 stock options and incurred stock compensation expense of $97,500. As at December 31, 2011, the Company had no stock options issued and outstanding.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements - Unaudited
September 30, 2012

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

Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. For the nine month period ended September 30, 2012 and 2011, the basic loss per share is equal to the diluted loss per share as there are no potential dilutive securities.

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
September 30, 2012

Note 3 - Significant Accounting Policies (cont’d)

k)         Financial Instruments and Fair Value of Financial Instruments (cont’d)

-	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

-

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

-	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

As at September 30, 2012, the fair value of cash and cash equivalents was measured using Level 1 inputs.

The carrying amounts reported in the consolidated balance sheets for the cash and cash equivalents, accounts payable and accrued liabilities, loans payable and term loan each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization.

l)         Website Development Costs

Website development costs relate to the development of the Company’s proprietary website. These costs have been capitalized as incurred and installed and are being amortized over the estimated useful life of three years on a straight line basis. The Company accounts for these costs in accordance with ASC 350, Intangibles, which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites.

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
September 30, 2012

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

	As of September 30, 2012
	Cost	Accumulated
		Amortization	Write-off	Net Book Value
Website development costs	$8,975	$3,490	$5,485	$-

	As of December 31, 2011
	Cost	Addition	Accumulated	Net Book Value
			Amortization
Website development costs	$8,325	$650	$1,994	$6,981

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements - Unaudited
September 30, 2012

Note 5 – Intangible Assets

On July 25, 2012, the Company’s subsidiary, Savicell, entered into a license agreement and research funding agreement (the “License Agreement”) with Ramot at Tel Aviv University Ltd. (“Ramot”) pursuant to which Savicell was granted a license to certain patented technology relating to the early detection of diseases by measuring metabolic activity in the immune system (the “Technology”) and its related products (the “Product”).

As consideration for the worldwide exclusive license of the Products, Savicell will pay, issue and fund the following to Ramot:

(a)	a royalty (the “Royalty”) on worldwide net sales of the Products by our Company and its affiliates or sublicensee;
(b)	a minimum annual royalty, credited against the Royalty;
(c)	percentages of all payments received in connection with a sublicense (“Sublicense Receipt”);
(d)	issue warrants (the “Warrants”) to purchase, for nominal consideration, a number of common shares of the Savicell such that Ramot holds a minority interest in the Savicell; and
(e)	fund research expenditures in furtherance of the Technology.

As at September 30, 2012, Savicell issued a warrant certificate to Ramot to enable Ramot to purchase 1,765 Ordinary Shares (the “Warrant Shares”) which shall constitute on the date hereof, fifteen percent (15%) of Savicell’s share capital on an as-converted, fully diluted basis and shall be subject to dilution, as applicable to the Ordinary Shares of the Savicell. The Company recorded intangible assets and non-controlling interests in equity of a subsidiary of $2,998,682 which is determined by the subsequent equity raised by Savicell at $1,698.97 per share.

In addition, the Company began amortizing the intangible asset over its useful life of 10 years on a straight line basis.

	As at September 30, 2012
	Cost	Accumulated
		Amortization	Net Book Value
Intangible Assets	$2,998,682	$50,000	$2,948,682

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements - Unaudited
September 30, 2012

Note 6 – Term Loan – Related Party

On November 4, 2011, the Company entered into a loan terms Agreement (“Loan Agreement”) with a shareholder of the Company to settle a loan payable in the amount of $74,062. Pursuant to the Loan Agreement, the terms of repayment were amended to specify that ten per cent (10%) of the gross proceeds of any prospective debt or equity financing undertaken by ODT would be applied to the repayment of the principal of this loan until fully repaid. The term loan is unsecured, non-interest bearing and requires that any balance remaining outstanding on November 4, 2016 would then be fully due and payable.

The Company’s management has estimated the repayment of the principal of the loan to be approximately $20,000, $25,000 and $25,000 in fiscal years 2012-2014 respectively with the balance of $4,062 being repaid during the first quarter of fiscal 2015 based on the anticipated prospective debt or equity financings. Management has determined the net present value of the term loan as at the date of restructuring to be $58,229 by discounting the future anticipated repayments at a relative market rate of 11.68% . As a result of the restructuring, the Company recorded $15,833 of additional paid-in capital. During the nine month period ended September 30, 2012, the Company recorded interest accretion of $5,372 (December 30, 2011 - $7,314).

A summary of the Term Loan is as follows:

September 30, 2012
Term loan – face value	$74,062
Effective interest rate – 11.68%	(15,833)
Net present value	58,229
Interest accretion	5,675
Total	63,904
Current portion	31,646
Term loan – long term	$32,258

Note 7 – Loans Payable – Related Parties

As at September 30, 2012, the loans payable included followings:

-

In each of November 2011 and February 2012, the Company received loans of $25,000 (collectively the “Convertible Loans”). The terms of such loans provided for the subsequent conversion of the underlying indebtedness into common shares of the Company. Such conversions were effected on July 10, 2012 via the issuance of 6,666,666 common shares of the Company at a per share price of $0.0075 for aggregate consideration of $50,000.

-	$400 payable to a director and principal shareholder of the Company. The amount is unsecured, non-interest bearing and due on demand.

Note 8 – Related Party Transactions

See Note 6 and 7.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements - Unaudited
September 30, 2012

Note 9 –Equity

Common shares

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

On July 23, 2012, the Company issued 3,413,000 common shares at $0.01 per share for total proceeds of $34,130 and an additional 500,000 shares were issued as part of a debt settlement agreement in which $5,000 of an accounts payable debt was settled as at September 30, 2012.

As at September 30, 2012 the Company has 65,663,100 common shares issued and outstanding.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements - Unaudited
September 30, 2012

Note 9 –Equity (cont’d)

Stock Options

On September 1, 2012, the Company granted a total of 9,750,000 stock options to our directors, officers, consultants and employees. The stock options are exercisable at the exercise price of $0.01 per share until September 1, 2022 and vest immediately.

Exercise price	Outstanding and Exercisable as at September 30, 2012
Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Life (years)

$0.01	9,750,000	$0.01	9.92
	9,750,000	$0.01	9.92

The weighted average fair value of stock options granted during the year was $0.01 and the Company recorded stock based compensation expense of $97,500 (2011-$Nil) for options granted in the current period. The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

September 30,
2012
Risk-free interest rate	1.73%
Expected life of options	10 years
Annualized volatility	115%
Dividend rate	0%

Non- controlling Interests

The Company’s subsidiary, Savicell, granted a third party a warrant certificate to purchase 1,765 common shares of the Savicell that initially represented 15% of the underlying common equity of Savicell. Following an equity issuance by Savicell which was completed on October 30, 2012 (described more fully below in Note 11 – Subsequent Events), the aggregate warrants now represent a 14.28% interest in the fully diluted equity of Savicell. As the exercise price inherent in warrant certificate to purchase 1,765 common shares of the Savicell is at nominal value, the warrant certificate is valued at the price of the subsequent equity issuance by Savicell ($1,698.97 per share) and the related common shares are deemed to be issued and outstanding.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements - Unaudited
September 30, 2012

Note 10 – Commitments and Guarantees

The Company did not become a guarantor to any parties as at September 30, 2012.

1.

Effective November 1, 2011, the Company entered into a consulting agreement with 1367826 Ontario Limited (“OntarioCo”) pursuant to which OntarioCo is to provide certain consulting services to the Company including the provision of accounting, financial and regulatory advice. As consideration for the performance of the consulting services under the agreement, ODT agreed to pay OntarioCo the sum of $4,166.67 per month for the duration of the agreement, exclusive of any applicable sales tax. The agreement is for an indefinite period unless terminated by either party with sixty days advance written notice to the other party. Effective October 1, 2012 the quantum of the monthly fees was increased to $9,000 in recognition of the expanded scope of the Company’s activities.

2.

Effective November 1, 2011, we entered into a consulting agreement with Kerry Chow, pursuant to which Kerry Chow will provide certain consulting services to ODT: maintaining the accounting books and records on behalf of our company and our subsidiaries; preparing consolidated quarterly and annual financial statements for our company and our subsidiaries as well as assisting in the preparation of the related disclosure documents; coordinating the quarterly reviews and annual audits on behalf of our company and our subsidiaries; coordinating the preparation and filing of the annual income tax returns of our company and our subsidiaries; and any other accounting-related functions. As consideration for the performance of the consulting services under the agreement, ODT agreed to pay Kerry Chow the sum of $833.33 per month for the duration of the agreement, exclusive of any applicable sales tax. The agreement is for an indefinite period unless terminated by either party with sixty days advance written notice to the other party. Effective October 1, 2012, the quantum of the monthly fee was increased to $2,000 in recognition of the expanded scope of the Company’s activities.

3.

On September 11, 2012, ODT signed an employment agreement with Giora Davidovits, its new chief executive officer and President which agreement entailed an effective date of September 1, 2012. In return for acting as its chief executive officer, the Company will provide Mr. Davidovits an annual salary of $250,000 together with other benefits and the potential for additional bonuses as declared from time to time by the Company’s board of directors. The agreement will end on August 31, 2017 unless terminated early in accordance with the termination provisions contained within the employment agreement.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements - Unaudited
September 30, 2012

Note 10 – Commitments and Guarantees (cont’d)

4.

On October 30, 2012, ODT and Savicell signed an employment agreement with Eyal Davidovits, its new chief operating officer which agreement entailed an effective date of September 1, 2012. In return for acting as its chief operating officer, the Company will provide Mr. Davidovits an annual salary, denominated in new Israeli shekels, approximately equal to $108,000 together with other benefits and the potential for additional bonuses as declared from time to time by the Company’s board of directors. The agreement will end on August 31, 2017 unless terminated early in accordance with the termination provisions contained within the employment agreement.

5.

On November 8, 2012, ODT and Savicell signed an employment agreement with Dr. Irit Arbel, its new vice president, research and development, which agreement entailed an effective date of September 1, 2012. In return for acting as its new vice president, research and development officer, the Company will provide Dr. Arbel an annual salary, denominated in new Israeli shekels, approximately equal to $96,000 together with other benefits and the potential for additional bonuses as declared from time to time by the Company’s board of directors. The agreement will end on August 31, 2017 unless terminated early in accordance with the termination provisions contained within the employment agreement.

See Note 11.

Note 11 – Subsequent Events

1.

On October 30, 2012, Savicell issued a total of 592 ordinary shares at $1,698.97 per share representing approximately 4.79% of the fully diluted common equity of Savicell for aggregate proceeds of $1,005,795. The Savicell investors are entitled to convert their Savicell shares into common shares of ODT at a price equal to 80% of the per share pricing of the first completed ODT financing of over $500,000 conducted after July 1, 2012 (the “Financing Price”) provided that for purposes of such conversion, the deemed maximum Financing Price shall be the per share price of the common shares of ODT based on (a) an aggregate ODT equity valuation of $30,000,000; and (b) the number of common shares of ODT outstanding at the time of the financing.

$958,743 of the aggregate subscription proceeds had been received by Savicell or its counsel prior to September 30, 2012 and as such were reflected in the Company’s September 30, 2012 consolidated balance sheet.

2.	On November 7, 2012, the Company’s board of directors was expanded to three persons and Eyal Davidovits was nominated to serve as the third member of the board.

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

As used in this report, the terms “we”, “us” and “our” mean Online Disruptive Technologies, Inc. and our wholly owned subsidiary, Savicell Diagnostic Ltd., an Israeli corporation (the “Subsidiary” or “Savicell”). In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

Corporate Overview

We were incorporated in the State of Nevada on November 16, 2009 under the name “Online Disruptive Technologies, Inc.” with authorized capital of 500,000,000 shares of common stock with a par value of $0.001 per share and 20,000,000 shares of preferred stock with a par value of $0.001 per share. On March 24, 2010, we entered into a share purchase agreement with Benjamin Cherniak whereby we acquired all of the issued and outstanding shares of Relationshipscoreboard.com Entertainment, Inc. in consideration for the issuance of 16,000,000 of our common shares. RSE was incorporated in the State of Nevada on November 16, 2009. There were no related party interests in the acquisition of Relationshipscoreboard.com Entertainment, Inc.

Effective November 21, 2011, we entered into a mineral property acquisition agreement (the “Agreement”) with Minera Del Pacifico, S.A. (“Minera”) whereby Minera agreed to sell us a 100% interest to exploit and commercialize the Muluncay concession (the “Property”) for a period of twenty years in exchange for 10,000,000 shares of our common stock. The Property covers an area of 374 hectares and is in the centre of the Portovelo-Zaruma mining camp, which is found in the cantons of Ayapamba and Paccha, Province of El Oro, southern Ecuador. Closing of the Agreement will occur three business days after we deliver notice to Minera of our intention to close. We have terminated the Agreement and will not be proceeding with the acquisition of the Property.

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

As consideration for the worldwide exclusive license of the Products, our Subsidiary will pay, issue and fund the following to Ramot:

(a)	a royalty (the “Royalty”) on worldwide net sales of the Products by our company and/or its affiliates or sublicensee;

(b)	a minimum annual royalty, credited against the Royalty;

(c)	percentages of all payments received in connection with a sublicense (“Sublicense Receipt”);

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

Our Current Business

On July 25, 2012, the Subsidiary entered a License Agreement with Ramot, whereby the Subsidiary was granted a license relating to the development, exploitation and commercialization of the Technology.

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

Expenses

For the nine month period ended September 30, 2012, we incurred operating expenses of $383,813 including $42,356 in legal fees, $58,333 in consulting fees, $25,688 in accounting and audit fees, $51,495 in amortization, $16,123 in filing and transfer agent fees, $785 in office and miscellaneous expense, $83,402 in research and development expense, $97,500 in stock option expense, $688 in meals and entertainment expense and $1,048 in bank fees. These expenses relate primarily the costs of administering the Company, fulfilling reporting and disclosure requirements and the commencement of development of the Technology. In addition, we wrote off our website development costs in the amount of $5,485 and we recognized interest expense of $5,372. For the nine month period ended September 30, 2011, we incurred operating expenses of $45,188 including $17,181 in audit and accounting fees, $14,156 in legal fees, $7,528 in filing and transfer agent fees, $5,000 in consulting fees, a bank recovery charge of $52, $1,246 in amortization, $10 in travel expense and $119 in office and miscellaneous expenses. In addition, we recognized interest expense of $5,068. The increase in expenses in the nine month period ended September 30, 2012 as compared to the nine month period ended September 30 2011 was primary due to the expansion of our business activities following the incorporation of Savicell and the entering into the License Agreement with Ramot.

Liquidity And Capital Resources

Working Capital

	As at	As at
	September 30,	December 31,
	2012	2011
Current Assets	$893,131	$7,492
Current Liabilities	$99,509	$42,464
Working Capital (Deficiency)	$793,622	$(34,972)

The working capital has increased primarily due to an equity financing commenced by Savicell during the quarter ended September 30, 2012 which was finally completed on October 30, 2012. $958,743 of the ultimate subscription proceeds of $1,005,795 had been received by Savicell or its counsel prior to September 30, 2012 and as such were reflected in the company’s September 30, 2012 consolidated balance sheet.

Cash Flows

	Nine Month Period	Nine Month Period
	Ended	Ended
	September 30,	September 30,
	2012	2011
Cash provided by (used in) Operating Activities	$(170,263)	$(75,706)
Cash provided by (used in) Investing Activities	$-	$(650)
Cash provided by (used in) Financing Activities	$1,041,724	$77,600
Net Increase (Decrease) in Cash	$871,461	$(1,244)

Cash Used In Operating Activities

We used cash in operating activities in the amount of $170,263 during the nine month period ended September 30, 2012 and $75,706 during the nine month period ended September 30, 2011. Cash used in operating activities was funded primarily by cash from financing activities.

Cash From Investing Activities

No cash was used in investing activities during the nine month period ended September 30, 2012 compared to $650 used in investing activities during the nine month ended September 30, 2011 to complete the development of our relationship website.

Cash from Financing Activities

We generated cash of $1,041,724 from financing activities during the nine month period ended September 30, 2012 from the issuance of shares compared generating cash of $77,600 during the nine month period ended September 30, 2011. The increase in cash from financing activities was primarily a result of the equity issuance undertaken by Savicell during the quarter ended September 30, 2012.

Participation Rights Agreement

On October 30, 2012, we entered into a conversion and participation rights agreement (the “Agreement”) with 16 investors who have purchased ordinary shares (the “Savicell Shares”) of our Savicell for gross proceeds of $1,005,795 (the “Subscription Amount”). Savicell sold approximately 5% of its ordinary shares in total and our company retains about 81% of Savicell’s equity shares on a fully diluted basis after considering warrants issued to Ramot that can be exercised for the acquisition of ordinary shares of Savicell. Pursuant to the Agreement, we have permitted the investors to convert (the “Conversion Right”) the Savicell Shares into shares of our company (the “Online Shares”) as follows in respect of any particular investor:

A divided by B equals the number of Online Shares issuable on conversion of the Savicell Shares where

A equals the portion of the Subscription Amount invested by the particular investor; and

B equals 80% of the per share pricing of the first completed Online financing of over US$500,000 conducted after July 1, 2012 (the “Financing”).

The deemed maximum per share price of the Financing shall be the per share price of Online assuming (a) an aggregate Online equity valuation of $30,000,000; and (b) the number of common shares of Online outstanding at the time of the Financing.

The investors may exercise the Conversion Right at any time during the period beginning on the date of the Agreement and ending on the earlier of (i) three years from the date of the Agreement; and (ii) on a date within ten business days if the average volume over a period of 30 trading days of our company’s shares on a United Sates stock exchange or quotation system totals 50,000 shares traded per day and the market capitalization of our company’s closing trading price on each such trading day multiplied by the number of common shares of our company totals a minimum of $40,000,000.

At any time commencing from the date of exercise of the Conversion Right by the investors until a date which is two years from the date of the Agreement, if our company wishes to raise financing by selling securities to the public in a non-brokered private placement (the “Private Placement”), we will offer to the investors the opportunity to participate in such Private Placement to the extent that the investor may retain its then currently held percentage of the outstanding Online Shares.

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

We estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Expense	Amount
Product development	$2,500,000
Employee and consultant compensation	650,000
General and administration	200,000
Professional services fees	120,000
Regulation and compliance	230,000
Sales, Marketing and Business development	300,000
Total:	$4,000,000

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we may be forced to cease the operation of our business.

Milestones for Development

The following is our anticipated development schedule:

Stage 1 – 0-3 months: Lab set up to expand the laboratory capability to enhance the sample processing capacity. This includes the purchasing of additional lab equipment and the recruitment of lab workers and company personnel required to analyze more samples.

Stage 2 – 3-9 months: Solidify preliminary results. This includes optimization of the reagent matrix for the metabolic profile (MA) identification of breast and lung cancer and optimization of data mining algorithm. Based on results, a decision will be made if we continue to stage 3 or adjust the plan based on the research findings.

Stage 3 – 9-24 months: Verifying data on more patients: we anticipate concentrating on increasing the patient population and the number of test essays to a total of 1,100 patients.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at September 30, 2012, our company has accumulated losses of $539,042 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of September 30, 2012 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at September 30, 2012 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2012: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner. On July 30, 2012, we expanded our board of directors to two directors. Subsequent to the quarter ended September 30, 2012, we further expanded our board of directors to three directors.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not generated any revenue from operations since our incorporation. We expect that our operating expenses will increase over the next 12 months as we ramp-up our business. We estimate our average monthly expenses over the next 12 months to be approximately $125,000, including general and administrative expenses but excluding acquisition costs and the cost of any research expenditures. In addition, we anticipate expending $2,500,000 in aggregate product development costs. On November 13, 2012, we had cash and cash equivalents and commitments of approximately $350,000. As of November 13, 2012, we had total debt of approximately $180,000

If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms

We may need to raise additional funds in the future which may not be available on acceptable terms or at all.

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

Under these regulations, we may become subject to periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that we are in compliance with all applicable regulations. In addition, the FDA and foreign regulatory agencies conduct pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with GMP and other regulations. Following such inspections, the FDA or other agency may issue observations, notices, citations and/or warning letters that could cause us to modify certain activities identified during the inspection. FDA guidelines specify that a warning letter is issued only for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action. We may also be required to report adverse events associated with our products to the FDA and other regulatory authorities. Unexpected or serious health or safety concerns would result in labeling changes, recalls, market withdrawals or other regulatory actions.

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

Even if U.S. regulatory approval or clearance is obtained, the FDA can impose significant restrictions on a product’s indicated uses or marketing or may impose ongoing requirements for potentially costly post-approval studies. Any of these restrictions or requirements could adversely affect our potential product revenues. Our product candidates will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. In addition, approved products, manufacturers and manufacturers’ facilities are subject to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If our product candidates fail to comply with applicable regulatory requirements, such as current Good Manufacturing Practices, or “CGMPs”, a regulatory agency may:

- issue warning letters or untitled letters;

- require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

- impose other civil or criminal penalties;

- suspend regulatory approval;

- suspend any ongoing clinical trials;

- refuse to approve pending applications or supplements to approved applications filed by us;

- impose restrictions on operations, including costly new manufacturing requirements; or

- seize or detain products or require a product recall.

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

Assuming that we are successful in receiving regulatory clearances to market any of our products, our ability to successfully penetrate the market and generate sales of those products may be limited by a number of factors, including the following:

- Certain of our competitors in the field have already received regulatory approvals for and have begun marketing similar products, which may result in greater physician awareness of their products as compared to ours.

- Information from our competitors or the academic community indicating that current products or new products are more effective than our products could, if and when it is generated, impede our market penetration or decrease our existing market share.

- The price for our products, as well as pricing decisions by our competitors, may have an effect on our revenues.

- Our revenues may diminish if third-party payers, including private health coverage insurers and health maintenance organizations, do not provide adequate coverage or reimbursement for our products.

If any of our future marketed products were to experience problems related to their efficacy, safety, or otherwise, or if new, more effective treatments were to be introduced, our revenues from such marketed products could decrease.

If any of our current or future marketed products become the subject of problems, including those related to, among others:

  efficacy or safety concerns with the products, even if not justified;

  regulatory proceedings subjecting the products to potential recall;

  publicity affecting doctor prescription or patient use of the product;

  pressure from competitive products; or

  introduction of more effective tests.

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

10.2	Subscription Agreement between our company and Robbie Manis (incorporated by reference to an exhibit to a registration statement on Form S-1 filed on August 10, 2010)
10.3	Subscription Agreement between our company and Brian Hough (incorporated by reference to an exhibit to a registration statement on Form S-1 filed on August 10, 2010)
10.4	Subscription Agreement between our company and Peter Hough (incorporated by reference to an exhibit to a registration statement on Form S-1 filed on August 10, 2010)
10.5	Consulting Agreement dated November 1, 2011 with 1367826 Ontario Limited and Robbie Manis (incorporated by reference to an exhibit to a current report on Form 8-K filed on November 3, 2011)
10.6	Consulting Agreement dated November 1, 2011 with Kerry Chow (incorporated by reference to an exhibit to a current report on Form 8-K filed on November 3, 2011)

No.	Description
10.7	Loan Terms Agreement dated November 4, 2011 with Peter Hough(incorporated by reference to an exhibit to a current report on Form 8-K filed on November 8, 2011)
10.8	Mineral Property Acquisition Agreement dated November 21, 2011 with Minera Del Pacifico, S.A. (incorporated by reference to an exhibit to a current report on Form 8-K filed November 21, 2011)
10.9	Loan Terms Agreement dated November 24, 2011 with Amir Rachmani (incorporated by reference to an exhibit to a current report on Form 8-K filed November 24, 2011)
10.10	Loan Terms Agreement dated February 13, 2012 with Ori Ackerman (incorporated by reference to an exhibit to a current report on Form 8-K filed February 13, 2012)
10.11	Form of Subscription Agreement for Non-US Subscribers (incorporated by reference to an exhibit to a current report on Form 8-K filed May 24, 2012)
10.12	Form of Subscription Agreement for US Subscribers (incorporated by reference to an exhibit to a current report on Form 8-K filed May 24, 2012)
10.13	Form of Shares for Debt Agreement for Canadian Subscribers (incorporated by reference to an exhibit to a current report on Form 8-K filed July 18, 2012)
10.14	Form of Subscription Agreement for Non-US Subscribers (incorporated by reference to an exhibit to a current report on Form 8-K filed July 18, 2012)
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

10.17	Employment Agreement withGiora Davidovits dated September 1, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K filed September 19, 2012)
10.18	Form of Conversion and Participation Rights Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 1, 2012)
10.19	Employment Agreement with Eyal Davidovits dated October 30, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K filed November 5, 2012)
21.1	Savicell Diagnostic Ltd. our 100% wholly-owned subsidiary incorporated in Israel on April 23, 2012
31.1*	Section 302 of the Sarbanes-Oxley Act of 2002 of Giora Davidovits
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Giora Davidovits

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONLINE DISRUPTIVE TECHNOLOGIES, INC.

By
/s/ Giora Davidovits
Giora Davidovits
Chief Executive Officer, Chief Financial
Officer, President, Secretary, Treasurer
and Director
(Principal Executive Officer and Principal
Financial Officer and Principal
Accounting Officer)

Date: November 14, 2012