Form 10-K
period 2012-12-31
ONLINE DISRUPTIVE TECHNOLOGIES, INC.
filed 2013-03-29
CIK 1498380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $30,500, based on 30,550,100 common shares held by non-affiliates and last sale prior to June 30, 2012 being $0.001 per share.

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
82,636,433 shares of common stock as at March 25, 2013.

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
Not Applicable

PART I

This annual report on Form 10-K contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements made in this Form 10-K include statements about:

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

As used in this annual report on Form 10-K and unless otherwise indicated, the terms “we”, “us” and “our” refer to Online Disruptive Technologies Inc. and our subsidiary, Savicell Diagnostic Ltd., an Israeli corporation (the “Subsidiary” or “Savicell”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

ITEM 1. BUSINESS

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

Pursuant to a license agreement and research funding agreement (the “License Agreement”) dated July 24, 2012 but entered into on July 25, 2012 executed by our Subsidiary and Ramot at Tel Aviv University Ltd. (“Ramot”), a private company incorporated in the State of Israel and having a place of business at 5 Shenker Street, Herzlia, Israel, our Subsidiary was granted a license to certain patented technology relating to the early detection of diseases by measuring metabolic activity in the immune system (the “Technology”). For a description of the patents relating to the Technology, please see “Business Intellectual Property”.

The products (the “Products”) means any instrument, device, process, method, product, component, or system that contain or is based on, in whole or in part, the Technology.

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

Our Current Business

On July 25, 2012, the Subsidiary entered a License Agreement with Ramot, whereby the Subsidiary was granted a license relating to the commercialization of the Products.

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

Cancer Diagnostic Market

Cancer cases are increasing, with more than 20 million new cases predicted in 2025, compared to 12 million in 2008. (WHO) The worldwide in-vitro diagnostic market is estimated at $44 billion, growing 8% annually Market reseach.com press release Feb 7, 2012 – Yahoo Finance). The cancer diagnostic market is estimated at $8 billion annually and is the fastest growing segment (Kalorama Information Inc. news release March 12, 2008).

Cancer drug and diagnostic markets have grown impressively, driven by expanding patient populations and technological advances, especially in biomolecular medicine. Current treatments are better tolerated and more effective. The introduction of innovative products on the market is expected to continue and to drive double-digit annual growth. Helping to expand the treated patient population, 25 to 30 new anti-cancer agents are expected to be approved for a variety of new indications. (IMS Health Forecasts, Biopharma Forecasts & Trends). Expanding treatment options will further enhance growth of diagnostic products for monitoring treatment response, recurrence, and improved typing/staging. These enhanced treatment options will also accelerate market growth of companion diagnostics by linking sales of diagnostics to therapeutics (Dx-Rx model.). In 2010 alone 25 companion diagnostics partnerships with pharma were established (pwc Diagnostics 2011(PricewaterhouseCoopers LLP)).

Product innovations in cancer molecular diagnostics with biomarker discoveries have enhanced patient outcomes and helped drive market growth. However, the difficulty of discovering new bio-markers remains a significant limiting factor to growth. Importantly, the diagnostic efficacy of bio-markers in detecting cancer cells may be greater at relatively advanced stages of the disease, where the cancer growth is more pronounced.

We believe a significant and very large unmet need in cancer diagnostics exists in early diagnosis; accurate diagnosis, especially where technique-based biopsy limits accuracy; staging; diagnosis confirmation; recurrence and treatment monitoring; and tissue of origin diagnosis.

Early detection is very important because it can improve outcomes dramatically. Typically, more treatment options are available when diagnosed early and the resulting survival rates improve. Survival rate improves by at least four times when cancer is diagnosed early and before it has spread. (American Cancer Society) Key issues with current early diagnosis tests include low sensitivity, low specificity, discomfort (e.g., colonoscopy), exposure to radioactivity, and cost.

The early diagnosis market can be divided into 2 broad segments. One is cancers with commercialized diagnostic tests. These generate multibillion dollars that are significantly supported by the existence of guidelines. Breast and colon cancers are examples, with guidelines for mammograms yearly and colonoscopies every 5 to 10 years. There are 14.5 million annual screening tests for colon cancer in the USA (Anesth Analg 2008;106:434 –9). There are estimated at 40 million mammograms annually (FDA news release Feb. 11, 2011). We believe that there is a need in this segment for an easier blood-based test that will increase compliance and minimize discomfort.

The second segment is comprised of cancers that lack early diagnostic solutions. For example, lung and ovarian cancers do not have good screening tests and we believe represent a new market. Organizations that determine guidelines already support a screening regimen for ovarian cancer. So, once a reliable test is developed, market adaptation should be faster because the need has already been recognized. According to the American Cancer Society, it and "other health organizations, and ovarian cancer advocacy groups encourage additional research to develop an accurate and valid test for early detection of ovarian cancer."

Development

The following is our anticipated development schedule:

Stage 1 - 0-6 months: Lab set up to expand the laboratory capability to enhance the sample processing capacity. This includes the purchasing of additional lab equipment and the recruitment of lab workers and company personnel required to analyze more samples. This stage has been substantially accomplished with Savicell having met the research and development expenditure requirements set forth in the License Agreement.

Stage 2 - 6-12 months: Solidify preliminary results. This includes optimization of the reagent matrix for the metabolic profile (MA) identification of breast and lung cancer and optimization of data mining algorithm. Based on results, a decision will be made if we continue to stage 3 or adjust the plan based on the research findings.

Stage 3 –12-27 months: Verifying data on more patients: we anticipate concentrating on increasing the patient population and the number of test essays to a total of 1,100 patients.

Marketing Strategy

The Savicell innovation is revolutionary and highly differentiated in the diagnostic market. While immunotherapy of cancer is under intensive clinical research, virtually no attention is paid to the immense potential buried within immune-based diagnostics. Importantly, unlike biomarkers, Savicell technology is well suited for early detection.

Our overall strategy is to initially focus on developing and launching diagnostic tests in cancers where large screening markets exist, like breast cancer, and in markets with a large potential and identified need like lung cancer.

Competition

The diagnostic, pharmaceutical and biopharmaceutical industry is characterized by intense competition and rapid and significant technological changes and advancements. Many companies, research institutions and universities are doing research and development work in a number of areas similar to those that we focus on that could lead to the development of new products which could compete with and be superior to our product candidates. Most of the companies against which we will compete have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than those of ours. A number of these companies may have or may develop technologies for developing products for treating various diseases that could prove to be superior to ours. We expect technological developments in the diagnostic, pharmaceutical and biopharmaceutical and related fields to occur at a rapid rate, and we believe competition will intensify as advances in these fields are made. Accordingly, we will be required to continue to devote substantial resources and efforts to research and development activities in order to potentially achieve and maintain a competitive position in this field. Products that we develop may become obsolete before we are able to commercialize them or to recover all or any portion of our research and development expenses. We will be competing with respect to our products with companies that have significantly more experience in undertaking preclinical testing and human clinical trials with new or improved diagnostic and therapeutic products and obtaining regulatory approvals of such products. A number of these companies already market and may be in advanced phases of clinical testing of various drugs that may compete with our lead product candidate or any future product candidates. Our competitors may develop or commercialize products more rapidly than we do or with significant advantages over any products we develop. Our competitors may therefore be more successful in commercializing their products than we are, which could adversely affect our competitive position and business.

Exact Sciences Corporation is a molecular diagnostics company focused on the early detection and prevention of colorectal cancer. It has an exclusive intellectual property protecting its non-invasive, molecular screening technology for the detection of colorectal pre-cancer and cancer.

Research and Development Expenditures

Since the consummation of the License Agreement in July of 2012, Savicell has expended $831,453 in furtherance of its research and development activities. In addition, for accounting purposes, the issuance of the Warrants to Ramot, which have been valued at $2,998,682, has been classified as an additional research and development expense for purposes of the year ended December 31, 2012. Accordingly, the financial statements for the year ended December 31, 2012 reflect an aggregate research and development expense of $3,830,135. We did not have any research and development expenses for the year ended December 31, 2011.

Employees

We currently have three employees located in Boston, Massachusetts and Israel. In addition, we have two consultants engaged on continuous mandates. Over the next six months we plan to increase the number of employees we have to 9 with an almost equal split between the Boston and Israel locales. Most of our research will be carried out under contract with outside parties for the first year.

Subsidiaries

On April 23, 2012, we incorporated Savicell Diagnostic Ltd., a company governed by the laws of Israel.

Intellectual Property

In order to protect our proprietary technologies, we rely on combinations of patent, trademark, copyright, and trade secret protection, as well as confidentiality agreements with employees, consultants, and third parties.

We have patents pending filed by the University in the biotechnology space. Specifically, the patents relate to technology based on the early detection of diseases, including cancer, by measuring the metabolic activity in the immune system. The immune system is the first to read the disease and the Savicell methodology is designed to monitor the reaction of the immune system to interpret the threats that it perceives.

Government Regulations

Certain of our activities may be subject to regulatory oversight by the FDA under provisions of the Federal Food, Drug, and Cosmetic Act and regulations thereunder, including regulations governing the development, marketing, labeling, promotion, manufacturing and export of diagnostic products. Failure to comply with applicable requirements can lead to sanctions, including withdrawal of products from the market, recalls, refusal to authorize government contracts, product seizures, civil money penalties, injunctions and criminal prosecution. Certain of our activities may be subject to establishment of Clia ’88 certification. We also may be subject an EC certification process, frequently shorthanded as “CE Mark” under the IVDD 98/79/EC

U.S. Food and Drug Administration

The Food, Drug and Cosmetic Act requires that medical devices introduced to the U.S. market, unless otherwise exempted, be subject to either a premarket notification clearance, known as a 510(k), or a premarket approval (PMA). The PMA process involves providing extensive data to the FDA to allow the FDA to find that the device is safe and effective for its intended use, which may also include providing additional data and updates to the FDA, the convening of expert panels, inspection of manufacturing facilities, and new or supplemented PMAs if the product is modified during the process. Even if granted, a 510(k) or PMA approval may place substantial restrictions on how a device is marketed or sold, and the FDA will continue to place considerable restrictions on products, including but not limited to registering manufacturing facilities, listing the products with the FDA, complying with labeling requirements, and meeting reporting requirements. We believe obtaining FDA clearance or approval for our test is critical to building broad demand and successful commercialization for our products. We believe that the studies required in connection with any approval or clearance of our technology, regardless of whether the regulatory pathway is the 510(k) process or a PMA, will be material in cost and time-intensive. There can be no assurance that the FDA will ultimately approve any 510(k) request or approve any PMA submitted by us in a timely manner or at all.

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

We have not generated any revenue from operations since our incorporation. We expect that our operating expenses will increase over the next 12 months as we ramp-up our business. We estimate our average monthly expenses over the next 12 months to be approximately $87,500, including general and administrative expenses but excluding acquisition costs and the cost of any research expenditures. In addition, we anticipate expending $2,500,000 in aggregate product development costs. On March 22, 2013, we had cash and cash equivalents and commitments of approximately $655,784. As of March 22, 2013, excluding liabilities for subscription proceeds received by Savicell that will imminently be formalized as contributed equity, we had total debt of approximately $151,299. If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms

We may need to raise additional funds in the future which may not be available on acceptable terms or at all.

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

  issue warning letters or untitled letters;
  require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
  impose other civil or criminal penalties;
  suspend regulatory approval;
  suspend any ongoing clinical trials;
  refuse to approve pending applications or supplements to approved applications filed by us;
  impose restrictions on operations, including costly new manufacturing requirements; or
  seize or detain products or require a product recall.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES.

Our executive and head offices are located at 3120 S. Durango Drive, Suite 305, Las Vegas, Nevada 89117. We are presently benefitting from free rental space until such time as our operations ramp up. Once we attain the necessary funding and increase our employee base, we will look for more spacious facilities to meet our growing needs including sourcing office space in Israel to house the operations of our Subsidiary.

Intellectual Property

The description of our intellectual property rights is under the section entitled “Business – Intellectual Property”.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common stock is quoted on the OTC Bulletin Board of the Financial Industry Regulatory Authority under the symbol “ONDR”. As of March 25, 2013, our common stock has no trading activity on the OTC Bulletin Board.

As of March 25, 2013, we have 82,636,433 shares of our common stock issued and outstanding and options to acquire up to 9,750,000 shares of our common stock outstanding.

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is Nevada Agency and Transfer Company with an office at 50 West Liberty Street, Suite 880, Reno NV 89501.

Holders of Our Common Stock

As of March 25, 2013, we had 61 holders of our common stock.

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

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended December 31, 2012, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Securities authorized for issuance under equity compensation plans.

The following table summarizes certain information regarding our equity compensation plans as at December 31, 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	9,750,000	$0.01	N/A
Total	9,750,000	$0.01	Nil

Effective September 1, 2012, we granted a total of 9,750,000 stock options to our directors, officers and employees. The stock options are exercisable at the exercise price of $0.01 per share until September 1, 2022 and vest immediately.

On September 19, 2012, in return for acting as our executive officer, we granted 3,750,000 options to Giora Davidovits to purchase our company’s common stock at an exercise price of $0.01 per share for a period of 10 years.

On October 30, 2012, in return for acting as our executive officer, we granted 2,750,000 options to Eyal Davidovits to purchase our company’s common stock at an exercise price of US$0.01 per share until July 30, 2022.

Issuer Purchases of Equity Securities

During the fiscal year ended December 31, 2012, we did not purchase any of our equity securities.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our management’s discussion and analysis of financial condition and results of operations provides a narrative about our financial performance and condition that should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2012 and related notes thereto.

Plan of Operations

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

We estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Expense	Amount
Product development	$2,500,000
Employee and consultant compensation	650,000
General and administration	100,000
Professional services fees	150,000
Regulation and compliance	50,000
Sales, Marketing and Business development	100,000
Total:	$3,550,000

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we may be forced to cease the operation of our business.

Milestones for Development

The following is our anticipated development schedule:

Stage 1 – 0-6 months: Lab set up to expand the laboratory capability to enhance the sample processing capacity. This includes the purchasing of additional lab equipment and the recruitment of lab workers and company personnel required to analyze more samples.

Stage 2 – 6-12 months: Solidify preliminary results. This includes optimization of the reagent matrix for the metabolic profile (MA) identification of breast and lung cancer and optimization of data mining algorithm. Based on results, a decision will be made if we continue to stage 3 or adjust the plan based on the research findings.

Stage 3 – 12-27 months: Verifying data on more patients: we anticipate concentrating on increasing the patient population and the number of test essays to a total of 1,100 patients.

Results of Operations

Revenue

We have not earned any revenue from operations since our inception and further losses are anticipated in the development of our business. We are currently in the development stage of our business and we can provide no assurances that we will generate revenue in the foreseeable future.

Expenses

For the years ended December 31, 2012 and December 31, 2011, we incurred the following expenses:

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
General and Administrative Expenses	$	$
Accounting Fees	13,613	6,667
Audit & Tax Fees	21,848	15,181
Bank Fees	1,273	202
Amortization Expenses – Web Development	1,496	1,994
Consulting Fees	254,949	13,333
Filing and Transfer Agent Fees	20,005	14,389
Legal Fees	91,219	29,767
Travel Expenses	9,732	11,043
Office and Miscellaneous Expense	2,592	504
Research and Development Expense	3,830,135	-
Marketing Expense	91,339	-
Stock-Based Compensation	97,500	-
Meals & Entertainment Expenses	688	-
	4,436,389	93,080

Following the incorporation of Savicell and the entering into of the License Agreement, the scope of consolidated activities increased markedly. As a result, there was a substantial increase in all aspects of professional fees and other compliance related expenses. We are now represented by counsel in both the United States as well as Israel. Given that Savicell has been undertaking continuous equity financing initiatives, heavier reliance has been placed on professionals and consultants in furtherance of such endeavors.

During the 2012 fiscal year, we entered into employment agreements with three senior executives as well as increasing the scope and cost of three ongoing consultancy arrangements. Such agreements had the effect of materially increasing our consulting fee expense for the year ended December 31, 2012 relative to the year ended December 31, 2011. Moreover, the issuance of stock options to senior management and consultants led to the recognition of an expense of $97,500 in 2012 whereas no similar issuance nor expense occurred in 2011.

Finally, following consummation of the License Agreement, Savicell undertook research and development activities as required by the License Agreement. The aggregate expense related to such activities (paid in the form of cash or the issuance of the Warrants to Ramot) in fiscal 2012 amounted to $3,830,135. There was no corresponding amount in fiscal 2011. Marketing costs related to the Savicell activities amounted to $91,339 in fiscal 2012 whereas there was no corresponding amount in fiscal 2011.

Liquidity and Capital Resources

Working Capital as at December 31, 2011

Working Capital

	As at	As at
	December 31,	December 31,
	2012	2011
Current Assets	$576,305	$7,492
Current Liabilities	$498,623	$42,464
Working Capital (Deficiency)	$77,682	$(34,972)

Our working capital increased primarily due to an equity financing of $1,162,192 commenced by Savicell during the year ended December 31, 2012. The current liabilities increased substantially in the year ended December 31, 2012 largely in connection with the research and development activities required pursuant to the License Agreement including costs required to set up the laboratory. In addition, accrued but yet unpaid professional fees for both our company and Savicell increased the current payable amounts in fiscal 2012.

Cash Flows
		Year ended	Year ended
		December 31, 2012	December 31, 2011
Cash provided by (used in) Operating Activities		$(788,186)	$(108,116)
Cash provided by (used in) Investing Activities	$	nil	$(650)
Cash provided by (used in) Financing Activities		$1,195,172	$102,600
Net Increase (Decrease) in Cash		$406,986	$(6,166)

Cash Used In Operating Activities

We used cash in operating activities in the amount of $788,186 during the year ended December 31, 2012 and $108,116 during the year ended December 31, 2011. The largest components related to the increased use of cash in operating activities relate to the increased expenditures on research and development, consulting fees and professional fees all as a result of the expanded activities of Savicell in connection with its focus within the medical diagnostics space.

Cash From Investing Activities

No cash was used in investing activities during the year ended December 31, 2012 compared to $650 used in investing activities during the year ended December 31, 2011 to complete the development of our website.

Cash from Financing Activities

We generated cash of $1,195,172 from financing activities during the year ended December 31, 2012 from the issuance of shares compared to generating cash of $102,600 during the year ended December 31, 2011. The increase in cash from financing activities was primarily a result of the equity issuance undertaken by Savicell during the year ended December 31, 2011.

Participation Rights Agreement

During the year ended December 31, 2012, we entered into a conversion and participation rights agreement (the “Agreement”) with 17 investors who have purchased ordinary shares (the “Savicell Shares”) of our Savicell for gross proceeds of $1,162,192 (the “Subscription Amount”). Savicell sold approximately 5% of its ordinary shares in total and our company retains about 80% of Savicell’s equity shares on a fully diluted basis after considering warrants issued to Ramot that can be exercised for the acquisition of ordinary shares of Savicell. Pursuant to the Agreement, we have permitted the investors to convert (the “Conversion Right”) the Savicell Shares into shares of our company (the “Online Shares”) as follows in respect of any particular investor:

A divided by B equals the number of Online Shares issuable on conversion of the Savicell Shares where

A equals the portion of the Subscription Amount invested by the particular investor; and

B equals 80% of the per share pricing of the first completed financing of over US$500,000 conducted after July 1, 2012 (the “Financing”).

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

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at December 31, 2012, our company has accumulated deficit of $3,969,179 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended December 31, 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Application of Critical Accounting Policies

The critical accounting policies on which our financial statements for the year ended December 31, 2012 are based include the following:

Basis of Presentation

The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”). All adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows as at December 31, 2012 have been included.

Principles of Consolidation

The consolidated financial statements include our accounts, our wholly-owned subsidiary RelationshipScorebaord.com Entertainment, Inc. and our 80.33% interest in Savicell. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Foreign Currency Translation

Our company and Savicell’s functional currency are U.S. dollars. Transactions in other currencies are recorded in U.S. dollars at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are translated into U.S. dollars at rates of exchange in effect at the balance sheet dates. Exchange gains and losses are recorded in the statements of operations.

Stock-based Compensation

We account our stock options and similar equity instruments issued in accordance with ASC 718, “Share-Based Payment”. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. As at and for the year ended December 31, 2012, we have issued 9,750,000 stock options and incurred stock compensation expense of $97,500. As at December 31, 2011, we had no stock options issued and outstanding.

Income Taxes

Income taxes are accounted for under the liability method of accounting for income taxes. Under the liability method, deferred tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability is settled. The effect of a change in income tax rates on deferred income tax liabilities and assets is recognized in income in the period in which the change occurs. Deferred income tax assets are recognized to the extent that they are considered more likely than not to be realized.

Research and Development Costs

All research and development costs are charged to expense as incurred and consist principally of costs related to the License and Research Funding Agreement entered by Savicell with Ramot. We expense all research and development costs in the periods in which they are incurred.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ONLINE DISRUPTIVE TECHNOLOGIES, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Online Disruptive Technologies, Inc.
(A development stage company)

We have audited the consolidated balance sheets of Online Disruptive Technologies, Inc. (the “Company”) (a development stage company) as at December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive loss, equity and cash flows for the years then ended and for the period from November 16, 2009 (inception) to December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2012 and 2011 and the result of its operations and its cash flow for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred losses from operations since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its business operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada
March 26, 2013	Chartered Accountants

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
	$	$
ASSETS

Current Assets
Cash and Cash Equivalents	414,478	7,492
VAT Receivable	161,827	-
Total Current Assets	576,305	7,492

Website Development Costs (Note 4)	-	6,981
Total Assets	576,305	14,473

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Liabilities	466,578	2,918
Term Loan – Related Party (Note 6)	31,645	14,146
Loans Payable - Related Parties (Note 7)	400	25,400
Total Current Liabilities	498,623	42,464
Term Loan – Related Party (Note 6)	33,553	45,198
Total Liabilities	532,176	87,662

EQUITY

Authorized: 20,000,000 Preferred Shares, par value $0.001 500,000,000 Common Shares, par value $0.001
Issued and outstanding: Nil Preferred Shares 82,636,433 Common Shares (December 31, 2011: 24,000,100 Common Shares)	67,036	8,400
Additional Paid-in Capital	417,617	86,040
(Deficit) Accumulated During the Development Stage	(3,969,179)	(167,629)
Total Common Stockholders’ (Deficiency)	(3,484,526)	(73,189)

Non-Controlling Interests	3,528,655	-
Total Equity	44,129	(73,189)
Total Liabilities and Equity	576,305	14,473

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss

			For the period from
	Year Ended	Year Ended	November 16, 2009
	December	December	(inception) to
	31, 2012	31, 2011	December 31, 2012
General and Administrative Expenses	$	$	$
Accounting Fees	13,613	6,667	20,779
Audit & Tax Fees	21,848	15,181	66,351
Bank Fees	1,273	202	2,069
Amortization Expenses – Web Development	1,496	1,994	3,490
Consulting Fees	254,949	13,333	269,782
Filing and Transfer Agent Fees	20,005	14,389	40,486
Legal Fees	91,219	29,767	146,128
Travel Expenses	9,732	11,043	20,775
Office and Miscellaneous Expense	2,592	504	4,173
Research and Development Expense	3,830,135	-	3,830,135
Marketing Expense	91,339	-	91,339
Stock-Based Compensation	97,500	-	97,500
Meals & Entertainment Expenses	688	-	688
	4,436,389	93,080	4,593,695

(Loss) Before Other Expense	(4,436,389)	(93,080)	(4,593,695)
Other Expense
Interest Expense	(6,881)	(7,314)	(17,204)

Write-off of Website Development Costs	(5,485)	-	(5,485)
Foreign Currency Gain (Loss)	14,986	-	14,986
	(4,433,769)	(100,394)	(4,601,398)

Net (Loss) and Comprehensive (Loss) for the Period	(4,433,769)	(100,394)	(4,601,398)

Net (Loss) and Comprehensive (Loss) attributable to:

Common Stockholders	(3,801,550)	(100,394)	(3,969,179)
Non-Controlling Interests	(632,219)	-	(632,219)
	(4,433,769)	(100,394)	(4,601,398)
Basic and Diluted Net Loss per Common Share	(0.07)	(0.00)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	51,826,382	23,109,990

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Equity (Deficiency)
For the period from November 16, 2009 to December 31, 2012

				(Deficit)
				Accumulated	Total
			Additional	During the	Common	Non-	Total
	Common Stock		Paid In	Development	Shareholders’	Controlling	Equity
	Shares	Amount	Capital	Stage	Deficiency	Interests	(Deficiency)
		$	$	$	$	$	$
Shares issued for cash at $0.0001 per share on November 16, 2009	1,000	-	-	-	-	-	-
Shares issued for cash at $0.000025 per share on December 5, 2009	15,999,000	400	-	-	400	-	400
Net loss for the period	-	-	-	(1,179)	(1,179)	-	(1,179)
Balance December 31, 2009	16,000,000	400	-	(1,179)	(779)	-	(779)
Recapitalization – ODT	2,000,100	2,000	6,999	-	8,999	-	8,999
Imputed interest from shareholders	-	-	3,009	-	3,009	-	3,009
Net loss for the year	-	-	-	(66,056)	(66,056)	-	(66,056)
Balance December 31, 2010	18,000,100	2,400	10,008	(67,235)	(54,827)	-	(54,827)
Shares issued for cash at $0.01 per share on February 24th, 2011	6,000,000	6,000	54,000	-	60,000	-	60,000
Imputed interest from shareholders	-	-	6,199	-	6,199	-	6,199
Restructured term loan – a related party	-	-	15,833	-	15,833	-	15,833
Net loss for the year	-	-	-	(100,394)	(100,394)		(100,394)

Balance December 31, 2011	24,000,100	8,400	86,040	(167,629)	(73,189)	-	(73,189)
Shares issued for cash at $0.001 per share on April 9, 2012	17,750,000	17,750	-	-	17,750	-	17,750
Shares issued for cash at $0.001 per share on May 23, 2012	12,000,000	12,000	-	-	12,000	-	12,000
Shares issued on debt settlement at $0.0075 per share on July 10, 2012	8,000,000	8,000	52,000	-	60,000	-	60,000
Shares issued for cash at $0.01 per share on July 23, 2012	3,413,000	3,413	30,717	-	34,130	-	34,130
Shares issued on debt settlement at $0.01 per share on July 23, 2012	500,000	500	4,500	-	5,000	-	5,000
Shares issued on debt settlement at $0.01 per share on November 16, 2012	14,873,333	14,873	133,860	-	148,733	-	148,733
Shares issued on debt settlement at $0.01 per share on November 23, 2012	2,100,000	2,100	18,900	-	21,000	-	21,000
Warrant certificate issued in subsidiary	-	-	-	-	-	2,998,682	2,998,682
Shares allotted and issued in subsidiary	-	-	-	-	-	1,162,192	1,162,192
Stock Option Expense			97,500		97,500		97,500
Share issuance costs	-		(5,900)	-	(5,900)		(5,900)
Net loss for the year	-	-	-	(3,801,550)	(3,801,550)	(632,219)	(4,433,769)
Balance December 31, 2012	82,636,433	67,036	417,617	(3,969,179)	(3,484,526)	3,528,655	44,129

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From
			November 16,
			2009
	Year Ended	Year Ended	(inception) to
	December 31,	December 31,	December 31,
	2012	2011	2012
Cash flow from Operating Activities	$	$	$
Net loss for the period	(4,433,769)	(100,394)	(4,601,398)
Adjustment for items not involving cash:
Stock-Based Compensation	97,500	-	97,500
Shares Issued for Consulting Services	234,733	-	234,733
Imputed Interest	5,854	7,314	16,177
Research and Development Expense	2,998,682	-	2,998,682
Amortization – Website Development Costs	1,496	1,994	3,490
Write-off of Website Developments Costs	5,485	-	5,485
Changes in non-cash working capital items:
(Increase) in VAT receivable	(161,827)	-	(161,827)
Increase (decrease) in Accounts Payable and Accrued Liabilities	463,660	(17,030)	456,117
Net Cash (Used in) Operating Activities	(788,186)	(108,116)	(951,041)
Cash flow from Financing Activities
Common Shares Issued, Net of Issuance Costs	57,980	60,000	118,380
Non-Controlling Interests	1,162,192	-	1,162,192
Increase (Decrease) in Loan Payable – Related Parties	(25,000)	42,600	74,462
Net Cash Provided by Financing Activities	1,195,172	102,600	1,355,034
Cash flow from Investing Activities
Cash Acquired on Acquisition of A Subsidiary	-	-	14,910
Website Development Costs	-	(650)	(4,425)
Net Cash Provided by (Used in) Investing Activities	-	(650)	10,485
Net Increase (Decrease) in Cash and Cash equivalents	406,986	(6,166)	414,478
Cash and Cash equivalents, Beginning of Period	7,492	13,658	-
Cash and Cash equivalents, End of Period	414,478	7,492	414,478
Supplementary Information
Interest Paid	-	-	-
Income Taxes Paid	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012

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

These financial statements have been prepared with the ongoing assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company suffered a recurring loss and had positive working capital of $77,682 as at December 31, 2012 (December 31, 2011 – a working capital deficit of $34,972). Furthermore, additional future losses are anticipated which raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do no include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The operations of the Company have primarily been funded by the sale of common shares and loans received. Continued operations of the Company are dependent on the Company’s ability to complete equity financings or to generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms to the Company.

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
December 31, 2012

Note 2 – Acquisition – ODT (cont’d)

March 24, 2010
Total assets – cash only	$14,910
Total liabilities	(5,911)

Net assets acquired	$8,999

Note 3 - Significant Accounting Policies

a) Basis of Presentation
These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”). All adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows as at December 31, 2012 have been included.

b) Principles of Consolidation
These consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary RS and its 80.33% interest in Savicell. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

e) Cash and Cash Equivalents
Cash and cash equivalents consist entirely of readily available cash balances. There were no cash equivalents as of December 31, 2012 and December 31, 2011.

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

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements - Audited
December 31, 2012

Note 3 - Significant Accounting Policies (Continued)

As at and for the year ended December 31, 2012, the Company has issued 9,750,000 stock options and incurred stock compensation expense of $97,500. As at December 31, 2011, the Company had no stock options issued and outstanding.

g) Revenue Recognition
Operating revenue consist of advertising revenue. The point in time at which revenues are recognized is determined in accordance with ASC 605-10 (formerly Staff Accounting Bulletin No. 104, “Revenue Recognition”). Revenues are recorded when the Company delivers services to its customers and collection is reasonably estimated.

h) Income Taxes
Income taxes are accounted for under the liability method of accounting for income taxes. Under the liability method, deferred tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability is settled. The effect of a change in income tax rates on deferred income tax liabilities and assets is recognized in income in the period in which the change occurs. Deferred income tax assets are recognized to the extent that they are considered more likely than not to be realized.

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10, “Accounting for Uncertainty in Income Taxes”. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The implementation of this standard had no impact on the Company’s financial statements.

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

Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Stock options are considered to be common stock equivalents and were not included in the net loss per share calculation for the year ended December 31, 2012 because the inclusion of such underlying shares would have had an anti-dilutive effect. For the year ended December 31, 2011, the basic loss per share is equal to the diluted loss per share as there are no potential dilutive securities.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012

Note 3 - Significant Accounting Policies (Continued)

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

As at December 31, 2012, the fair value of cash and cash equivalents was measured using Level 1 inputs.

The carrying amounts reported in the consolidated balance sheets for the cash and cash equivalents, accounts payable and accrued liabilities, loans payable and term loan each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization.

l) Website Development Costs
Website development costs relate to the development of the Company's proprietary website. These costs had been capitalized as incurred and installed and were, prior to being written off in full (see Note 4 below), amortized over the estimated useful life of three years on a straight line basis. The Company accounts for these costs in accordance with ASC 350, Intangibles, which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites.

m) Research and Development Costs
All research and development costs are charged to expense as incurred and consist principally of costs related to the License and Research Funding Agreement entered by the Company’s subsidiary with Ramot at Tel Aviv University (See Note 5)

The Company expenses all research and development costs in the periods in which they are incurred.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012

Note 3 - Significant Accounting Policies (Continued)

n) Recently Adopted Accounting Pronouncements
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

In May 2011, the FASB issued an accounting pronouncement related to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This pronouncement is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. The Company adopted this standard on January 1, 2012 and the adoption of ASC Topic 820 did not have an impact on the Company’s financial statements.

In June 2011, the FASB issued an accounting pronouncement that provides new guidance on the presentation of comprehensive income (FASB ASC Topic 220) in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income. Under either method, entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and other comprehensive income. The provisions related to this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company adopted this standard on January 1, 2012 and the adoption of ASC Topic 220 did not have an impact on the Company’s financial statements.

o) Recently Issued Accounting Pronouncements
Other accounting pronouncements that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012

Note 4 – Website Development Costs

The Company incurred and capitalized costs of $8,975 (December 31, 2011 - $8,975) related to its ongoing website development. As at May 1, 2011, the development of the initial phase of the website was substantially completed. As such, the Company began amortizing the website cost over the estimated useful life of 3 years. As at June 30, 2012, the Company wrote off the remaining website development costs of $5,485 as a result of the Company changing its business focus. Such assets were ultimately sold for nominal consideration following the year ended December 31, 2012 (See Note 12).

	As of December 31, 2012
	Cost	Accumulated
		Amortization	Write-off	Net Book Value
Website development costs	$8,975	$3,490	$5,485	$-

	As of December 31, 2011
	Cost	Addition	Accumulated	Net Book Value
			Amortization
Website development costs	$8,325	$650	$1,994	$6,981

Note 5 – License and Research Funding Agreement

On July 25, 2012, the Company’s subsidiary Savicell entered into a License and Research Funding Agreement (“R&D Agreement”) with Ramot at Tel Aviv University (“Ramot”) pursuant to which:

  In the course of research performed at Tel-Aviv University ("TAU"), Prof. Fernando Patolsky has developed technology relating to early detection of diseases by measuring metabolic activity in the immune system;
  Savicell wishes to fund further research at TAU relating to such technology; and
  Savicell wishes to obtain a license from Ramot with respect to such technology and the results of such further funded research in order to develop and commercialize products in the diagnostics space, and Ramot wishes to grant the Company such license, all in accordance with the terms and conditions of this R&D Agreement.

Pursuant to the above noted R&D Agreement, Savicell will fund research expenditures amounting to a total of $1,600,000 according to the following schedule:

  $81,000 within 5 business days of the R&D Agreement (paid)
  Before October 2012; $359,500 plus VAT as applicable (paid)
  Before January 3, 2013; $359,500 plus VAT as applicable (paid)
  Before April 3, 2013; $400,000 plus VAT as applicable
  Before July 3, 2013; $400,000 plus VAT as applicable

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012

Note 5 – License and Research Funding Agreement (Continued)

In addition, Savicell shall issue to Ramot warrants (the “Warrants”) to purchase a number of ordinary shares of Savicell which shall together comprise 15% of issued shares of Savicell on an as-converted, fully diluted basis (equivalent to 1,765 Warrant Shares of Savicell). The Warrants shall be exercisable at an exercise price equal to the par value of the Warrant Shares, at any time and from time to time or until Savicell completes a defined liquidity event. The fair value of the Warrant Shares has been estimated at $1,698.97 per Warrant Share which is equivalent to the price at which Savicell has issued shares to third party, for a total of $2,998,682.

Upon successful development and commercialization and in recognition of the rights and licenses granted to Savicell pursuant to this R&D Agreement, Savicell will be subject to certain royalty payments as specified in the Agreement.

During the year ended December 31, 2012, Savicell incurred research and development of $3,830,135 which included the funding of $831,453 in connection with R&D Agreement and the fair value ($2,998,682) of Warrant Shares issued to Ramot.

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

The Company’s management has estimated that ODT will raise equity financing of $500,000 in each of 2013 and 2014 such that the loan payable will be fully repaid upon the equity raise in 2014. Management had determined the net present value of the term loan as at the date of restructuring to be $58,229 by discounting the future anticipated repayments at a relative market rate of 11.68%. As a result of the restructuring, the Company recorded $15,833 of additional paid-in capital. During the year ended December 31, 2012, the Company recorded interest accretion of $5,854 (December 30, 2011 - $1,115).

A summary of the Term Loan is as follows:

	December 31, 2012	December 31, 2011
Term loan – face value	$74,062	$74,062
Effective interest rate – 11.68%	(15,833)	(15,833)
Net present value	58,229	58,229
Interest accretion	6,969	1,115
Total	65,198	59,344
Current portion	31,645	14,146
Term loan – long term	$33,553	$45,198

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012

Note 7 – Loans Payable – Related Parties

As at December 31, 2012, the loans payable included followings:

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
  $400 payable to a director and shareholder of the Company. The amount is unsecured, non- interest bearing and due on demand.

Note 8 – Related Party Transactions

The Company completed the following related party transactions:

During the year ended December 31, 2012, the Company incurred consulting fees of $257,833 payable to its directors and officers~~,~~ and companies controlled by such directors and officers (for the year ended December 31, 2011 - $8,333).

During the year ended December 31, 2012, two directors and one senior officer of the Company participated in two private placements of the Company for a total of 25,000,000 common shares at $0.001 for total proceeds of $25,000 prior to their appointments as directors and senior officer. Their acquisition of shares effected a change of control of the Company.

During the year ended December 31, 2012, a director of the Company participated in a private placement of the Company for total of 750,000 common shares at $0.001 per share for total proceeds of $750.

During the year ended December 31, 2012, the Company settled its debts with its directors and a senior officer of $161,233 and $10,000 for total of 16,123,333 and 1,333,334 common shares at $0.01 and $0.0075 per share, respectively.

During the year ended December 31, 2012, the Company granted 9,500,000 stock options to its directors with a fair value of $95,000.

As at December 31, 2012, included in accounts payable accrued liabilities, $12,833 was payable to a company controlled by a former director / officer of the Company.

See Note 6, 7 and 11.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012

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

On July 23, 2012, the Company issued 3,413,000 common shares at $0.01 per share for total proceeds of $34,130 and an additional 500,000 shares were issued as part of a debt settlement agreement in which $5,000 of an accounts payable debt was settled.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012

Note 9 –Equity (Continued)

Common shares (continued)

On November 16, 2012, the Company entered into debt settlement agreements with six employees or consultants of the Company whereby the Company collectively settled debts in the aggregate amount of $148,733 by the issuance of 14,873,333 common shares at a price per share of $0.01.

On November 23, 2012, the Company entered into debt settlement agreements with one director and one consultant of the Company pursuant to which the Company collectively settled debts in the aggregate amount of $26,000 by the issuance of 2,100,000 common shares at a price per share of $0.01 and a cash payment of $5,000.

As at December 31, 2012 the Company has 82,636,433 common shares issued and outstanding.

Stock Options

On September 1, 2012, the Company granted a total of 9,750,000 stock options to our directors, officers, consultants and employees. The stock options are exercisable at the exercise price of $0.01 per share until September 1, 2022 and vest immediately.

Exercise price	Outstanding and Exercisable as at December 31, 2012
Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Life (years)

$ 0.01	9,750,000	$0.01	9.67
	9,750,000	$0.01	9.67

The weighted average fair value of stock options granted during the year was $0.01 and the Company recorded stock based compensation expense of $97,500 (2011-$Nil) for options granted in the current period. The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

December 31,
2012
Risk-free interest rate	1.73%
Expected life of options	10 years
Annualized volatility	115%
Dividend rate	0%

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012

Note 9 –Equity (Continued)

Non- Controlling Interests

The Company’s subsidiary, Savicell, granted a third party a warrant certificate to purchase 1,765 common shares of Savicell that initially represented 15% of the underlying common equity of Savicell. Up to October 30, 2012, Savicell issued a total of 592 ordinary shares (the “Initial Closing”) at $1,698.97 per share representing approximately 4.79% of the fully diluted common equity of Savicell for aggregate proceeds of $1,005,795. The Savicell investors are entitled to convert their Savicell shares into common shares of ODT at a price equal to 80% of the per share pricing of the first completed ODT financing of over $500,000 conducted after July 1, 2012 (the “Financing Price”) provided that for purposes of such conversion, the deemed maximum Financing Price shall be the per share price of the common shares of ODT based on (a) an aggregate ODT equity valuation of $30,000,000; and (b) the number of common shares of ODT outstanding at the time of the financing. Savicell continued its equity issuances following the Initial Closing.

Until December 31, 2012, Savicell had received additional financing proceeds of $156,397 in respect of which 92 ordinary shares have been allotted as to be issued and reflected on the consolidated balance sheets of the Company as at December 31, 2012 as Non-Controlling Interests. In addition, following the 2012 fiscal year end an additional $540,594 of financing proceeds were received and await formal closing (Also see Note 12).

Following the Initial Closing, the aggregate Warrants represented a 14.18% interest in the fully diluted equity of Savicell. As the exercise price inherent in warrant certificate to purchase 1,765 common shares of the Savicell is at nominal value, the warrant certificate is valued at the price of the subsequent equity issuance by Savicell ($1,698.97 per share) and the related common shares are deemed to be issued and outstanding.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012

Note 10 – Income Taxes

The Company, RS and Savicell are subject to income tax laws in their respective tax jurisdictions, which are the same as their respective place of incorporation.

The following table reconciles the income tax benefit at the U.S. Federal statutory rate to income tax benefit at the Company's effective tax rates.

	For the year ended	For the year ended
	December 31, 2012	December 31, 2011
	$	$
Net loss before taxes	(4,433,769)	(100,394)
Statutory tax rate	34%	15%
Income tax recovery	(1,507,481)	(15,059)
Non-deductible item	117	1,097
Change in estimates	1,184	-
Change enacted tax rate	(31,051)	-
Foreign tax rate difference	355,188	-
Change in valuation allowance	1,182,043	13,962
Income tax expense (recovery)	-	-

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Deferred tax assets (liabilities) at December 31, 2012 and 2011 are comprised of the following:

	December 31, 2012	December 31, 2011
	$	$
Non-capital loss carry forwards	1,177,605	25,698
Stock based compensation	33,150	-
Financial instrument	(3,014)	-
Valuation allowance	(1,207,741)	(25,698)
Deferred tax assets	-	-

As at December 31, 2012, the Company's deferred tax asset attributable to its US net operating loss carry forwards is $561,683 (2011 - $171,317). These losses expire as follow:

Year	Total
2029	3,585
2030	74,651
2031	99,907
2032	383,540
561,683

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012

Note 10 – Income Taxes (Continued)

As at December 31, 2012, the Company's deferred tax asset attributable to Israeli net operating loss carry forwards is $3,946,530 (2011 - nil). These losses carry forward indefinitely.

The deferred tax assets have not been recognized because at this stage of the Company’s development, it is not determinable that future taxable profit will be available against which the Company can utilize such deferred tax assets.

Note 11 – Commitments and Guarantees

The Company did not become a guarantor to any parties as at December 31, 2012.

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

2.

Effective November 1, 2011, the Company entered into a consulting agreement with Kerry Chow, pursuant to which she will provide the following consulting services to ODT: maintaining the accounting books and records on behalf of our company and our subsidiaries; preparing consolidated quarterly and annual financial statements for our company and our subsidiaries as well as assisting in the preparation of the related disclosure documents; coordinating the quarterly reviews and annual audits on behalf of our company and our subsidiaries; coordinating the preparation and filing of the annual income tax returns of our company and our subsidiaries; and any other accounting-related functions. As consideration for the performance of the consulting services under the agreement, ODT agreed to pay Kerry Chow the sum of $833.33 per month for the duration of the agreement, exclusive of any applicable sales tax. The agreement is for an indefinite period unless terminated by either party with sixty days advance written notice to the other party. Effective October 1, 2012, the quantum of the monthly fee was increased to $2,000 in recognition of the expanded scope of the Company’s activities.

3.

On September 11, 2012, ODT signed an employment agreement with Giora Davidovits, its new chief executive officer and President, which agreement entailed an effective date of September 1, 2012. In return for acting as its chief executive officer, the Company will provide Mr. Davidovits an annual salary of $250,000 together with other benefits and the potential for additional bonuses as declared from time to time by the Company’s board of directors. The agreement will end on August 31, 2017 unless terminated early in accordance with the termination provisions contained within the employment agreement.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2012

Note 11 – Commitments and Guarantees (Continued)

4.

On October 30, 2012, ODT and Savicell signed an employment agreement with Eyal Davidovits, its new chief operating officer, which agreement entailed an effective date of September 1, 2012. In return for acting as its chief operating officer, the Company will provide Mr. Davidovits an annual salary, denominated in new Israeli shekels, approximately equal to $108,000 together with other benefits and the potential for additional bonuses as declared from time to time by the Company’s board of directors. The agreement will end on August 31, 2017 unless terminated early in accordance with the termination provisions contained within the employment agreement.

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

Note 12 – Subsequent Events

1.

In January-March of 2013, Savicell collected additional equity financing proceeds of $540,594 representing 318 ordinary shares at $1,698.97 per share. Once these additional shares are formally issued, the third party Savicell investors will hold a total interest of approximately 7.85% of the fully diluted common equity of Savicell. Given the existence of the outstanding Warrants, ODT will be left with 78.33% of the fully diluted shares of Savicell.

2.

In January of 2013, the Company commenced a process to effect a change of name. In order to do so, the Company incorporated a new Nevada subsidiary named Savicell, Inc. with the intention of then amalgamating with the subsidiary. ODT will be the surviving entity and will subsequently carry on business under the name Savicell, Inc.

3.

On January 22, 2013 the Company sold the website assets described in Note 4 above for $10 to an arm’s length individual. The Company had previously written off the costs related to the website development after having changed its focus to the biotechnology space.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

Our Management, including our principal executive officer and our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2012 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2012 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2013: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

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

Changes in internal control over financial reporting

Other than the resignation of Robbie Manis as our Chief Financial Officer on October 2, 2012, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Our directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Giora Davidovits	Chief Executive Officer, President, Secretary, Treasurer and Director Chief Financial Officer	58	July 30, 2012 October 2, 2012
David Eyal Davidovits	Vice President Business Development Chief Operations Officer Director	44	April 5, 2012 July 30, 2012 November 7, 2012
Irit Arbel	Executive Vice President, Research and Development	52	July 30, 2012
Benjamin Cherniak	Director	44	August 4, 2010

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during at least the past five years.

Giora Davidovits, Director, Chief Executive Officer, Chief Financial Officer, President, Secretary, and Treasurer

Mr. Davidovits is currently our Chief Executive Officer, Chief Financial Officer, President, Secretary Treasurer and a director of our company. Mr. Davidovits brings 25 years of management experience at Fortune 500 companies to our company, including Procter & Gamble, Johnson & Johnson, Abbott Laboratories, and Rorer Consumer Pharmaceuticals, and of research experience at Ortho Diagnostics. He is the President and a senior partner of CorInsight LLC, a marketing, business development and technology transfer consultancy, and the Chief Executive Officer of ABC Diabetes, Inc. He has a BA in biochemistry from Brandies University and an MBA from Cornell University. Mr. Davidovits introduced and successfully launched many products either in the role of marketing executive or consultant. His healthcare experience includes diabetes, cancer, pregnancy, cardiology, nephrology, podiatry, HIV, nutrition, and multiple OTC categories.

We believe Mr. Davidovits is qualified to serve on our board of directors because of his education and business experiences, including his experience as a director of similar companies, as described above.

David Eyal Davidovits, Director, Vice President Business Development and Chief Operating Officer

Mr. Davidovits brings 20 years of marketing, finance, and operations executive experience at Intel, Marvell, and CorInsight. Mr. Davidovits was the Vice President of Business Development of our company since April 5, 2012. His experience includes assessments of strategic partnerships and joint ventures with Intel Capital, Intel Haifa computer mobility group operations, finance management at Intel USA, and the development of and responsibility for major Fortune 500 company accounts at CorInsight. Mr. Davidovits is a senior partner of CorInsight LLC, a marketing, business development and technology transfer consultancy, and General Manager of CorInsight's Israel office. He has BS in Manufacturing Engineering and Business Studies from Coventry University, UK.

We believe Mr. Davidovits is qualified to serve on our board of directors because of his education and business experiences, including his experience as a director of similar companies, as described above.

Irit Arbel, Executive Vice President, Research and Development

Irit Arbel brings 15 years of management experience in the areas of cell therapy, medical devices, and pharmaceuticals. She is a co-founder and served as chairperson of several medical device companies including Real Aesthetics Inc and BRH Medical. She is a member of the RFB Investment House management team, and the co-founder and board member at Brainstorm Cell Therapeutics. She served as CEO of Pluristem Therapeutics and was Israel's national sales manager for Merck, Sharp and Dohme Ltd. Irit has extensive experience leading companies from startup to exits. She was a post doctorate at Hadassah Hospital Neurological Department. Irit received a Doctor of Science (D.Sc.) in Neurology from The Technion Medical School; MA in Medical Science; and BA in Chemical Engineering and Biology. Her healthcare experience includes Alzheimer’s, MS, ALS, cancer, stem cell therapy, cardiology, ophthalmology, and diabetic wound healing.

Benjamin Cherniak, Director

Mr. Cherniak is a director of our company. Since 2007, Mr. Cherniak has also served as Director of Business Development and President for various companies engaged in the dissemination of sports information relevant to the North American professional and collegiate leagues. In these capacities, Mr. Cherniak’s responsibilities have included expansion of the product lines to Asia and Europe, overseeing the redesign of various of the companies’ technological platforms and directing the day-to-day business activities. From 2003 to 2006, Mr. Cherniak was a principal with Bosworth Field Associates (“Bosworth”) and in 2007 Mr. Cherniak was a principal of Stanton Chase International (“Stanton”). Bosworth and Stanton are two executive recruiting firms, specializing in the finance and accounting sectors. Previously, Mr. Cherniak has significant experience in a wide array of businesses, specializing in the areas of marketing and product development.

We believe Mr. Cherniak is qualified to serve on our board of directors because of his education and varied business experiences, including his experience as our director, as described above.

Family Relationships

Giora Davidovits and Eyal Davidovits are brothers.

Significant Employees

We do not currently have any significant employees other than our officers.

Committees of Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. As such, our Board of Directors act as our audit committee and handle matters related to compensation and nomination of directors.

Our board of directors has determined that it does not have a member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K issued by the United States Securities and Exchange Commission. We believe that our entire board of directors is capable of analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of the issues reasonably expected to be raised by our company. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2012, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Giora Davidovits	3	2	0
David Eyal Davidovits	3	2	0
Irit Arbel	3	2	0
Benjamin Cherniak	1	1	0
Robbie Manis	1	0	0

Code of Ethics

We have not yet adopted a Code of Ethics. We believe that due to our size of our management, we do not require a code of ethics.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” Our determination of independence of directors is made using the definition of “independent director” contained in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that none of our directors meet the definition of “independent” as a result of their current or former positions as executive officer of our company.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

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

ITEM 11. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2012;

(b)

each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2012 who had total compensation exceeding USD 100,000;

(c)	and up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2012,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2012 and 2011, are set out in the following summary compensation table (in USD):

SUMMARY COMPENSATION TABLE - PERIOD ENDED DECEMBER 31, 2011
Name and Principal Position	Year	Salary/Fees ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Giora Davidovits Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director(1)	2012 2011	$83,333 N/A	$8,400 N/A	nil N/A	$37,500 N/A	nil N/A	nil N/A	nil N/A	$129,233 N/A
David Eyal Davidovits Vice President Business Development, Chief Operations Officer, and Director(2)	2012 2011	$36,000 N/A	$7,000 N/A	nil N/A	$27,500 N/A	nil N/A	nil N/A	nil N/A	$70,500 N/A
Benjamin Cherniak Director and former President, Secretary and Treasurer(3)	2012 2011	$20,000 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$20,000 Nil
Robbie Manis Former Chief Financial Officer(4)	2012 2011	$64,500 Nil	N/A Nil	N/A Nil	$10,000 Nil	N/A Nil	N/A Nil	N/A Nil	$74,500 $8,333

(1)	Giora Davidovits was appointed as Chief Executive Officer, President, Secretary, Treasurer and as a director on July 30, 2012 and Chief Financial Officer on October 2, 2012.
(2)	Eyal Davidovits was appointed as Vice President Business Development on April 5, 2012, Chief Operations Officer on July 30, 2012, and as a director on November 7, 2012.
(3)	Mr. Cherniak was appointed as a director and President, Secretary and Treasurer on August 4, 2010 and resigned as our President, Secretary and Treasurer on July 30, 2012.
(4)

Mr. Manis was appointed as Chief Financial Officer of our company on July 30, 2012 and resigned as Chief Financial Officer on October 2, 2012. Amounts include those paid to Mr. Manis’s holding company.

Employment Agreements or Arrangements

Other than noted below, we have not entered into any employment (or consulting) agreements or arrangements, whether written or unwritten, with our directors or executive officers since our inception.

David Eyal Davidovits

On October 30, 2012, we signed an employment agreement with David Eyal Davidovits, our Chief Operating Officer to be effective on September 1, 2012. In return for acting as our executive officer, we will provide the following consideration:

(a)	pay a salary of NIS 432,000 (US$111,541) including VAT paid NIS 36,000 (US$9,295) monthly in arrears;

(b)	grant 2,750,000 options to purchase our company’s common stock at an exercise price of US$0.01 per share until July 30, 2022;

(c)	reimbursement of expenses reasonably and properly incurred by in the performance of duties and responsibilities under the terms of the employment agreement;

(d)

eligibility for participation in our company’s bonus plan or compensation plan, which is based on the achievement of performance goals established with the mutual consent of our company and Mr. Davidovits;

(e)	four weeks paid vacation each calendar year;

(f)

the option of one of the following compensation for any costs associated with his car travel: (i) we will lease a car and pay for all related expenses up to NIS 4,000 ($1,032) per month; or (ii) Mr. Davidovits will use his car for work related matters as required for the performance of his job, and will be granted a car allowance of NIS 4,000 ($1,032) per month;

(g)	group extended health and dental, life and long-term disability insurance, pension and other benefits; and

(h)	we shall open and maintain a Keren Hishtalmut Fund, as defined under Israeli employment law which we will contribute an amount equal to 7 1/2% of each monthly salary.

The employment agreement will end on August 31, 2017 unless terminated under the terms of the employment agreement.

We may terminate Eyal Davidovits’ employment at any time without just cause (as defined in the employment agreement) by providing Eyal Davidovits with ninety days prior written notice. In the event we terminate Eyal Davidovits’ employment without just cause or in the event of a change of control (as defined in the employment agreement), we must:

(a)	continue to pay Eyal Davidovits his base salary of US$111,541 for a period of two years from the date Eyal Davidovits’ employment is terminated or the change of control occurs; and

(b)

continue to provide, for this duration, such employee benefits (as defined in the employment agreement) as may be permitted by and in accordance with the formal plan which governs each of the employee benefits.

Giora Davidovits

On September 19, 2012, we signed an employment agreement with Giora Davidovits, our Chief Executive Officer and President to be effective on September 1, 2012. In return for acting as our executive officer, we will provide the following consideration:

(a)	pay a salary of $250,000 per year;

(b)	grant 3,750,000 options to purchase our company’s common stock at an exercise price of $0.01 per share for a period of 10 years;

(c)	grant future stock options at the discretion of our board of directors at the prevailing market price, in accordance with our company’s compensation policies;

(d)	eligibility for participation in our company’s bonus plan, which is based on the achievement of performance goals established with the mutual consent of our company and Mr. Davidovits;

(e)	matching up to a maximum of $17,500 per annum, any annual contributions that Mr. Davidovits may make to a 401K or similar plan;

(f)	four weeks paid vacation each calendar year;

(g)	group extended health and dental, life and long-term disability insurance, pension and other benefits; and

(h)	reimbursement of expenses reasonably and properly incurred by in the performance of duties and responsibilities under the terms of the employment agreement.

The employment agreement will end on August 31, 2017 unless terminated under the terms of the employment agreement.

We may terminate Giora Davidovits’ employment at any time without just cause (as defined in the employment agreement) by providing Giora Davidovits with ninety days prior written notice. In the event we terminate Giora Davidovits’ employment without just cause or in the event of a change of control (as defined in the employment agreement), we must:

(a) continue to pay Giora Davidovits his base salary of US$250,000 for a period of two years from the date Giora Davidovits’ employment is terminated or the change of control occurs; and

(b) continue to provide, for this duration, such employee benefits (as defined in the employment agreement) as may be permitted by and in accordance with the formal plan which governs each of the employee benefits.

Outstanding Equity Awards at Fiscal Year-End of Named Executive Officers

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2012:

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Giora Davidovits Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director	3,750,000	nil	$0.01	September 1, 2022
David Eyal Davidovits Vice President Business Development, Chief Operations Officer, and Director	2,750,000	nil	$0.01	September 1, 2022
Benjamin Cherniak Director and former President, Secretary and Treasurer	nil	nil	N/A	N/A
Robbie Manis Former Chief Financial Officer	1,000,000	nil	$0.01	September 1, 2022

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Director Compensation

Benjamin Cherniak

On November 23, 2012, we entered into a consulting agreement with Benjamin Cherniak, a director of our company, pursuant to which Mr. Cherniak has agreed to provide certain services to our company, including assisting the transition of our company from a social media platform provider to a biotechnology concern and assisting in transitioning the new management team into full operational control of our company. In consideration of his services, we have agreed to pay Mr. Cherniak a consulting fee of $20,000, of which $5,000 will be paid in cash and $15,000 will be paid by the issuance of 1,500,000 shares of our common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table sets forth, as of March 25, 2013, certain information known to us with respect to the beneficial ownership of our common stock by (i) each of our directors, (ii) each of our named executive officers (as defined in the “Executive Compensation” section) and current executive officers, (iii) all of our directors and current executive officers as a group, and (iv) each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Giora Davidovits 16 Carter Lane Andover, MA 01810 USA	common stock	21,423,333(3) Direct	25.9%
David Eyal Davidovits 69 Hashomer Street Zichron, Yaakov, Israel 30900	common stock	17,470,000(4) Direct	21.1%
Irit Arbel 6 Hadishon Street Jerusalem, Israel 96956	common stock	8,140,000(5) Direct	9.9%
Benjamin Cherniak 3120 S. Durango Drive, Suite305 Las Vegas, NV 89117 USA	common stock	2,700,000 Direct	3.3%
Directors and Executive Officers as a Group (4 persons)	common stock	49,733,333	60.2%

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

(2)

Based on 82,636,433 shares of common stock issued and outstanding as of March 25, 2013. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(3)	Includes 3,750,000 options to purchase shares of common stock.
(4)	Includes 2,750,000 options to purchase shares of common stock.
(5)	Includes 2,000,000 options to purchase shares of common stock.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with related persons

Other than as disclosed below, there has been no transaction, since our January 1, 2011, or currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of our total assets at year end for the last completed fiscal year, and in which any of the following persons had or will have a direct or indirect material interest:

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

On November 4, 2011, we entered into a loan terms agreement (“Loan Agreement”) with one of our shareholders to settle a loan payable in the amount of $74,062. Pursuant to the Loan Agreement, the terms of repayment were amended to specify that 10% of the gross proceeds of any prospective debt or equity financing undertaken by us would be applied to the repayment of the principal of this loan until fully repaid. The term loan is unsecured, non-interest bearing and requires that any balance remaining outstanding on November 4, 2016 would then be fully due and payable. A summary of this loan is as follows:

	December 31, 2012	December 31, 2011
Term loan – face value	$74,062	$74,062
Effective interest rate – 11.68%	(15,833)	(15,833)
Net present value	58,229	58,229
Interest accretion	6,969	1,115
Total	65,198	59,344
Current portion	31,645	14,146
Term loan – long term	$33,553	$45,198

In each of November 2011 and February 2012, we received loans of $25,000 (collectively the “Convertible Loans”). The terms of the Convertible Loans provided for the subsequent conversion of the underlying indebtedness into shares of our common stock. Such conversions were effected on July 10, 2012 through the issuance of 6,666,666 common shares at a per share price of $0.0075 for aggregate consideration of $50,000.

As at December 31, 2012, we had $400 payable to a director and shareholder of our company. The amount is unsecured, non-interest bearing and due on demand.

During the year ended December 31, 2012, we incurred consulting fees of $257,833 payable to our directors and officers and companies controlled by such directors and officers (for the year ended December 31, 2011 - $8,333).

During the year ended December 31, 2012, two directors and one senior officer of our company participated in two private placements of our company for a total of 25,000,000 common shares at $0.001 for total proceeds of $25,000 prior to their appointments as directors and senior officer. Their acquisition of shares effected a change of control of our company.

During the year ended December 31, 2012, a director of our company participated in a private placement of our company for total of 750,000 common shares at $0.001 per share for total proceeds of $750.

During the year ended December 31, 2012, we settled its debts with our directors and a senior officer of $161,233 and $10,000 for total of 16,123,333 and 1,333,334 common shares at $0.01 and $0.0075 per share, respectively.

During the year ended December 31, 2012, we granted 9,500,000 stock options to our directors with a fair value of $95,000.

As at December 31, 2012, included in our accounts payable accrued liabilities, $12,833 was payable to a company controlled by a former director / officer of our company.

For information regarding compensation for our executive officers and directors, see “Executive Compensation”.

Director Independence

Our common stock is quoted on the OTC Bulletin Board operated by FINRA (the Financial Industry Regulatory Authority) and on the over-the-counter market operated by Pink OTC Markets Inc., which do not impose any director independence requirements. Under NASDAQ rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation within the last two years. Using this definition of independent director, we do not have any independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The following table sets forth the fees billed to our company for professional services rendered by MNP LLP, our independent registered public accounting firm for the years ended December 31, 2012 and 2011:.

Fees	2012		2011
Audit Fees	$19,000	(1)	11,000
Audit Related Fees	9,923		7,330
Tax Fees	nil		nil
Other Fees	nil		nil
Total Fees	$28,923		18,330

(1) We have not received an invoice for the audit fees for 2012 from MNP LLP but have included the amount we anticipated will be billed by MNP LLP.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits required by Item 601 of Regulation S-K:

Exhibit
Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to an exhibit to a registration statement on Form S-1 filed on August 10, 2010)
3.2	Bylaws (incorporated by reference to an exhibit to a registration statement on Form S-1 filed on August 10, 2010)
(10)	Material Contracts
10.1	Consulting Agreement dated November 1, 2011 with 1367826 Ontario Limited and Robbie Manis (incorporated by reference to an exhibit to a current report on Form 8-K filed on November 3, 2011)
10.2	Consulting Agreement dated November 1, 2011 with Kerry Chow (incorporated by reference to an exhibit to a current report on Form 8-K filed on November 3, 2011)
10.3	Loan Terms Agreement dated November 4, 2011 with Peter Hough (incorporated by reference to an exhibit to a current report on Form 8-K filed on November 8, 2011)
10.4	Mineral Property Acquisition Agreement dated November 21, 2011 with Minera Del Pacifico, S.A. (incorporated by reference to an exhibit to a current report on Form 8-K filed November 21, 2011)
10.5	Loan Terms Agreement dated November 24, 2011 with Amir Rachmani (incorporated by reference to an exhibit to a current report on Form 8-K filed November 24, 2011)
10.6	Loan Terms Agreement dated February 13, 2012 with Ori Ackerman (incorporated by reference to an exhibit to a current report on Form 8-K filed February 13, 2012)
10.7	Form of Subscription Agreement for Non-US Subscribers (incorporated by reference to an exhibit to a current report on Form 8-K filed May 24, 2012)
10.8	Form of Subscription Agreement for US Subscribers (incorporated by reference to an exhibit to a current report on Form 8-K filed May 24, 2012)
10.9	Form of Shares for Debt Agreement for Canadian Subscribers (incorporated by reference to an exhibit to a current report on Form 8-K filed July 18, 2012)
10.10	Form of Subscription Agreement for Non-US Subscribers (incorporated by reference to an exhibit to a current report on Form 8-K filed July 18, 2012)
10.11

License and Research Funding Agreement dated July 25, 2012 between Ramot at Tel Aviv University Ltd. and Savicell Diagnostic Ltd. (portions of the exhibit has been omitted pursuant to a request for confidential treatment) (incorporated by reference to an exhibit to a current report on Form 8-K filed August 1, 2012)

10.12

Warrant Agreement dated July 25, 2012 between Savicell Diagnostic Ltd. and Ramot at Tel Aviv University Ltd. (portions of the exhibit has been omitted pursuant to a request for confidential treatment) (incorporated by reference to an exhibit to a current report on Form 8-K filed August 1, 2012)

10.13	Employment Agreement with Giora Davidovits dated September 1, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K filed September 19, 2012)
10.14	Form of Conversion and Participation Rights Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 1, 2012)
10.15	Employment Agreement with Eyal Davidovits dated October 30, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K filed November 5, 2012)
10.16	Form of Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)

10.17	Form of Offshore Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.18	Form of Canadian Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
(21)	Subsidiaries
21.1	Subsidiary of Online Disruptive Technologies, Inc.: Savicell Diagnostic Ltd. our approximately 80% wholly-owned subsidiary incorporated in Israel on April 23, 2012
(33)	Certification
31.1*	Section 302 of the Sarbanes-Oxley Act of 2002 of Giora Davidovits
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Giora Davidovits

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
March 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By
/s/ Giora Davidovits
Giora Davidovits
Director
March 29, 2013

/s/ Benjamin Cherniak
Benjamin Cherniak
Director
March 29, 2013

/s/ Eyal Davidovits
Eyal Davidovits
Director
March 29, 2013