Form 10-Q
period 2013-03-31
ONLINE DISRUPTIVE TECHNOLOGIES, INC.
filed 2013-05-14
CIK 1498380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

ii

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
Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:
As of May 13, 2013, there were 82,636,433 shares of common stock, par value $0.001, outstanding.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONLINE DISRUPTIVE TECHNOLOGIES, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2013

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	$	$
ASSETS

Current Assets
Cash and Cash Equivalents	663,807	414,478
VAT Receivable	10,415	161,827
Total Current Assets	674,222	576,305

Total Assets	674,222	576,305

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Liabilities	173,990	466,578
Term Loan – Related Party (Note 6)	33,031	31,645
Loans Payable - Related Parties (Note 7)	-	400
Total Current Liabilities	207,021	498,623
Term Loan – Related Party (Note 6)	33,500	33,553
Total Liabilities	240,521	532,176

EQUITY

Authorized: 20,000,000 Preferred Shares, par value $0.001 500,000,000 Common Shares, par value $0.001
Issued and outstanding: Nil Preferred Shares 82,636,433 Common Shares (December 31, 2012: 82,636,433 Common Shares)	67,036	67,036
Additional Paid-in Capital	417,617	417,617
(Deficit) Accumulated During the Development Stage	(4,219,813)	(3,969,179)
Total Common Stockholders’ (Deficiency)	(3,735,160)	(3,484,526)

Non-Controlling Interests	4,168,861	3,528,655
Total Equity	433,701	44,129
Total Liabilities and Equity	674,222	576,305

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss

	Three	Three
	months	months	For the period from
	ended	ended	November 16, 2009
	March 31,	March 31,	(inception) to
	2013	2012	March 31, 2013
General and Administrative Expenses	$	$	$
Accounting Fees	6,000	2,500	26,779
Audit & Tax Fees	19,500	11,825	85,851
Bank Fees	138	364	2,207
Amortization Expenses – Web Development	-	748	3,490
Consulting Fees	153,474	12,500	423,256
Filing and Transfer Agent Fees	2,487	2,468	42,973
Legal Fees	40,598	3,369	186,726
Travel Expenses	-	-	20,775
Office and Miscellaneous Expense	13,096	(50)	17,270
Research and Development Expense	10,231	-	3,840,365
Marketing Expense	21,782	-	113,121
Insurance Expense	23,308	-	23,308
Stock-Based Compensation	-	-	97,500
Meals & Entertainment Expenses	-	-	688
	290,614	33,724	4,884,309

(Loss) Before Other Expense	(290,614)	(33,724)	(4,884,309)
Other Expense
Interest Expense	(1,845)	(1,652)	(19,049)

Write-off of Website Development Costs	-	-	(5,485)
Gain related to dissolved subsidiary	430	-	430
Foreign Currency Gain (Loss)	17,874	-	32,860
	(274,155)	(35,376)	(4,875,553)

Net (Loss) and Comprehensive (Loss) for the Period	(274,155)	(35,376)	(4,875,553)

Net (Loss) and Comprehensive (Loss) attributable to:
Common Stockholders	(250,634)	(35,376)	(4,219,813)
Non-Controlling Interests	(23,521)	-	(655,740)
	(274,155)	(35,376)	(4,875,553)
Basic and Diluted Net Loss per Common Share	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	82,636,433	24,000,100

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Equity (Deficiency)
For the period from November 16, 2009 to March 31, 2013

				(Deficit)
				Accumulated	Total
			Additional	During the	Common		Total
	Common Stock		Paid In	Development	Shareholders’	Non-Controlling	Equity
	Shares	Amount	Capital	Stage	Deficiency	Interests	(Deficiency)
		$	$	$	$	$	$
Shares issued for cash at $0.0001 per share on November 16, 2009	1,000	-	-	-	-	-	-
Shares issued for cash at $0.000025 per share on December 5, 2009	15,999,000	400	-	-	400	-	400
Net loss for the period	-	-	-	(1,179)	(1,179)	-	(1,179)
Balance December 31, 2009	16,000,000	400	-	(1,179)	(779)	-	(779)
Recapitalization – ODT	2,000,100	2,000	6,999	-	8,999	-	8,999
Imputed interest from shareholders	-	-	3,009	-	3,009	-	3,009
Net loss for the year	-	-	-	(66,056)	(66,056)	-	(66,056)
Balance December 31, 2010	18,000,100	2,400	10,008	(67,235)	(54,827)	-	(54,827)
Shares issued for cash at $0.01 per share on February 24th, 2011	6,000,000	6,000	54,000	-	60,000	-	60,000
Imputed interest from shareholders	-	-	6,199	-	6,199	-	6,199
Restructured term loan – a related party	-	-	15,833	-	15,833	-	15,833
Net loss for the year	-	-	-	(100,394)	(100,394)		(100,394)
Balance December 31, 2011	24,000,100	8,400	86,040	(167,629)	(73,189)	-	(73,189)
Shares issued for cash at $0.001 per share on April 9, 2012	17,750,000	17,750	-	-	17,750	-	17,750
Shares issued for cash at $0.001 per share on May 23, 2012	12,000,000	12,000	-	-	12,000	-	12,000
Shares issued on debt settlement at $0.0075 per share on July 10, 2012	8,000,000	8,000	52,000	-	60,000	-	60,000
Shares issued for cash at $0.01 per share on July 23, 2012	3,413,000	3,413	30,717	-	34,130	-	34,130
Shares issued on debt settlement at $0.01 per share on July 23, 2012	500,000	500	4,500	-	5,000	-	5,000
Shares issued on debt settlement at $0.01 per share on November 16, 2012	14,873,333	14,873	133,860	-	148,733	-	148,733
Shares issued on debt settlement at $0.01 per share on November 23, 2012	2,100,000	2,100	18,900	-	21,000	-	21,000
Warrant certificate issued in subsidiary	-	-	-	-	-	2,998,682	2,998,682
Shares allotted and issued in subsidiary	-	-	-	-	-	1,162,192	1,162,192
Stock Option Expense			97,500		97,500		97,500
Share issuance costs	-		(5,900)	-	(5,900)		(5,900)
Net loss for the year	-	-	-	(3,801,550)	(3,801,550)	(632,219)	(4,433,769)
Balance December 31, 2012	82,636,433	67,036	417,617	(3,969,179)	(3,484,526)	3,528,655	44,129
Shares allotted and issued in subsidiary	-	-	-	-	-	663,727	663,727
Net loss for the period	-	-	-	(250,634)	(250,634)	(23,521)	(274,155)
Balance March 31, 2013	82,636,433	67,036	417,617	(4,219,813)	(3,735,160)	4,168,861	433,701

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From
			November 16,
	Three months	Three months	2009
	ended March 31,	ended March	(inception) to
	2013	31, 2012	March 31, 2013
Cash flow from Operating Activities	$	$	$
Net loss for the period	(274,155)	(35,376)	(4,875,553)
Adjustment for items not involving cash:
Stock-Based Compensation	-	-	97,500
Shares Issued for Consulting Services	-	-	234,733
Imputed Interest	1,333	1,652	17,510
Research and Development Expense	-	-	2,998,682
Gain related to dissolved subsidiary	(430)	-	430
Amortization – Website Development Costs	-	748	3,490
Write-off of Website Developments Costs	-	-	5,485
Changes in non-cash working capital items:
(Increase) decrease in VAT receivable	151,412	-	(10,415)
Increase (decrease) in Accounts Payable and
Accrued Liabilities	(292,558)	23,534	163,559
Net Cash (Used in) Operating Activities	(414,398)	(9,442)	(1,365,439)
Cash flow from Financing Activities
Common Shares Issued, Net of Issuance Costs	-	-	118,380
Non-Controlling Interests	663,727	-	1,825,919
Increase (Decrease) in Loan Payable – Related
Parties	-	-	74,462
Share subscription received	-	25,000	-
Net Cash Provided by Financing Activities	663,727	25,000	2,018,761
Cash flow from Investing Activities
Cash Acquired on Acquisition of A Subsidiary	-	-	14,910
Website Development Costs	-	-	(4,425)
Net Cash Provided by (Used in) Investing Activities	-	-	10,485
Net Increase (Decrease) in Cash and Cash equivalents	249,329	15,558	663,807
Cash and Cash equivalents, Beginning of Period	414,478	7,492	-
Cash and Cash equivalents, End of Period	663,807	23,050	663,807
Supplementary Information
Interest Paid	-	-	-
Income Taxes Paid	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2013

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

Effective March 24, 2010, the Company acquired 100% of the issued and outstanding shares of RelationshipScoreboard.com Entertainment Inc. (“RS” or “RelationshipScoreboard.com”), a company incorporated on November 16, 2009 in the state of Nevada, U.S.A. in exchange for 16,000,000 shares of the Company’s common stock. Upon the completion of the acquisition, the former sole shareholder of RS held 89% of the Company’s issued and outstanding common stock. As a result, the transaction was accounted for as a reverse takeover transaction (“RTO”) for accounting purpose, as RS was deemed to be the acquirer, and these consolidated financial statements are a continuation of the financial statements of RS. On January 28, 2013, RelationshipScoreboard.com was closed and dissolved. The Company sold the website assets for $10 to an arm’s length individual and wrote off all supplier payables.

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

These financial statements have been prepared with the ongoing assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company suffered a recurring loss and had positive working capital of $467,201 as at March 31, 2013 (December 31, 2012 – positive working capital of $77,682). Furthermore, additional future losses are anticipated which raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do no include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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
March 31, 2013

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

Note 3 - Significant Accounting Policies

a) Basis of Presentation
These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”). All adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows as at March 31, 2013 have been included.

b) Principles of Consolidation
These consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary RS, Savicell Inc. and its 77.15% interest in Savicell. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

e) Cash and Cash Equivalents
Cash and cash equivalents consist entirely of readily available cash balances. There were no cash equivalents as of March 31, 2013 and December 31, 2012.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements - Audited
March 31, 2013

Note 3 - Significant Accounting Policies (Continued)

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

As at and for the year ended December 31, 2012, the Company has issued 9,750,000 stock options and incurred stock compensation expense of $97,500 in 2012. For the three month period ended March 31, 2013, the Company did not grant any stock options. As at March 31, 2013, the 9,750,000 stock options remain outstanding.

g) Revenue Recognition
Operating revenue previously consisted of advertising revenue. The Company currently has no ongoing revenues. The point in time at which revenues are recognized is determined in accordance with ASC 605-10 (formerly Staff Accounting Bulletin No. 104, “Revenue Recognition”). Revenues are recorded when the Company delivers services to its customers and collection is reasonably estimated.

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
March 31, 2013

Note 3 - Significant Accounting Policies (Continued)

j) Earnings (Loss) Per Share
Basic loss per share is computed on the basis of the weighted average number of common shares outstanding during each period.

Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Stock options are considered to be common stock equivalents and were not included in the net loss per share calculation for the three month period ended March 31, 2013 and 2012 because the inclusion of such underlying shares would have had an anti-dilutive effect.

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

As at March 31, 2013, the fair value of cash and cash equivalents was measured using Level 1 inputs.

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
March 31, 2013

Note 3 - Significant Accounting Policies (Continued)

m) Research and Development Costs
All research and development costs are charged to expense as incurred and consist principally of costs related to the License and Research Funding Agreement entered by the Company’s subsidiary with Ramot at Tel Aviv University (See Note 5) The Company expenses all research and development costs in the periods in which they are incurred.

n) Recently Adopted Accounting Pronouncements
In December 2011, the FASB issued ASU 2011-11 "Disclosures about offsetting assets and liabilities". Under the new guidance entities must disclose both gross information and net information on instruments and transactions eligible for offset on the balance sheet in accordance with the offsetting guidance in ASC 210-20-45 or ASC 815-10-45, and instruments and transactions subject to an agreement similar to a master netting arrangement. The new guidance will be effective for ASMI beginning January 1, 2013. The Company adopted ASU 2011-11 on January 1, 2013 and the adoption of the new amendments did not have a significant impact on our consolidated financial statements.

In July, 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic). ASU 2012-02 amends the required annual impairment testing of indefinite-lived intangible assets by providing an entity an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived asset is less than its carrying amount. If, after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of the indefinite-lived asset is less than its carrying amount, then performing the two-step impairment test under Topic 350-30 is unnecessary. However, if an entity concludes otherwise, then it is required to perform the impairment testing under Topic 350-30-35-18F by calculating the fair value of the reporting unit and comparing the results with the carrying amount. If the fair value exceeds the carrying amount, then the entity must perform the second step test of measuring the amount of the impairment test under Topic 350-30-35-19. An entity has the option to bypass the qualitative assessment and proceed directly to the two step goodwill impairment test. Additionally, the entity has the option to resume with the qualitative testing in any subsequent period. The pronouncement is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company adopted ASU 2012-02 on January 1, 2013 and the adoption of the new standard did not expect to have a material effect on the Company’s consolidated financial position or results of operations.

In October 2012, the FASB issued ASU 2012-04 "Technical corrections and improvements". This ASU makes certain technical correction to the FASB Accounting Standards Codification. The new guidance will be effective for fiscal years beginning after December 15, 2012. The Company adopted ASU 2012-04 on January 1, 2013 and the adoption of the new amendments is not expected to have a significant impact on our consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2013

Note 3 - Significant Accounting Policies (Continued)

n) Recently Adopted Accounting Pronouncements (Continued)

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S.GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The pronouncement is effective for fiscal years and interim periods ending after December 15, 2012. The Company adopted ASU 2013-02 on January 1, 2013 and the adoption of this pronouncement did not have a material effect on the Company's consolidated financial position or results of operations.

m) Recently Issued Accounting Pronouncements

Other accounting pronouncements that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Note 4 – Website Development Costs

The Company incurred and capitalized costs of $8,975 related to its website development. As at May 1, 2011, the development of the initial phase of the website was substantially completed. As such, the Company began amortizing the website cost over the estimated useful life of 3 years. As at June 30, 2012, the Company wrote off the remaining website development costs of $5,485 as a result of the Company changing its business focus. During the three month period ended March 31, 2013, the Company sold the asset for nominal consideration. The following is a summary of website development assets.

	As of December 31, 2012
	Cost	Accumulated
		Amortization	Write-off	Net Book Value
Website development costs	$8,975	$3,490	$5,485	$-

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2013

Note 5 – License and Research Funding Agreement

On July 25, 2012, the Company’s subsidiary Savicell entered into a License and Research Funding Agreement (“R&D Agreement”) with Ramot at Tel Aviv University (“Ramot”) pursuant to which:

  In the course of research performed at Tel-Aviv University ("TAU"), one of the chief professors has developed technology relating to early detection of diseases by measuring metabolic activity in the immune system;
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

For the year ended December 31, 2012, Savicell incurred research and development of $3,830,135 which included the funding of $831,453 in connection with R&D Agreement and the fair value ($2,998,682) of Warrant Shares issued to Ramot. During the quarter ended March 31, 2013, Savicell incurred research and development cost of $10,231 which were included in the statements of operations and comprehensive loss.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2013

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

The Company’s management has estimated that ODT will raise equity financing of $500,000 in each of 2013 and 2014 such that the loan payable will be fully repaid upon the equity raise in 2014. Management had determined the net present value of the term loan as at the date of restructuring to be $58,229 by discounting the future anticipated repayments at a relative market rate of 11.68%. As a result of the restructuring, the Company recorded $15,833 of additional paid-in capital. During quarter ended March 31, 2013, the Company recorded interest accretion of $1,333 (March 31, 2012 - $1,652).

A summary of the Term Loan is as follows:

	March 31, 2013	December 31, 2012
Term loan – face value	$74,062	$74,062
Effective interest rate – 11.68%	(15,833)	(15,833)
Net present value	58,229	58,229
Interest accretion	8,302	6,969
Total	66,531	65,198
Current portion	33,031	31,645
Term loan – long term	$33,500	$33,553

Note 7 – Loans Payable – Related Parties

As at March 31, 2013, the loans payable included followings:

  In connection with the dissolution of RS, a $400 loan payable owing to a shareholder of the Company was written off.

Note 8 – Related Party Transactions

The Company completed the following related party transactions:

During the quarter ended March 31, 2013, the Company incurred consulting fees of $153,474 payable to its directors and officers and companies controlled by such directors and officers (for the quarter ended March 31, 2012 - $12,500).

As at March 31, 2013, included in accounts payable accrued liabilities, $34,433 (December 31, 2012-$12,833) was payable to a company controlled by a former director / officer of the Company and $52,699 (December 31, 2012-$Nil) was payable to directors of the Company. See Note 6, 7 and 10.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2013

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
March 31, 2013

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

As at March 31, 2013, the Company has 82,636,433 common shares issued and outstanding.

Stock Options

On September 1, 2012, the Company granted a total of 9,750,000 stock options to our directors, officers, consultants and employees. The stock options are exercisable at the exercise price of $0.01 per share until September 1, 2022 and vest immediately.

Exercise price	Outstanding and Exercisable as at March 31, 2013
Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Life (years)

$ 0.01	9,750,000	$ 0.01	9.42
	9,750,000	$ 0.01	9.42

The Company did not grant any stock options during the quarter ended March 31, 2013.

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

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2013

Note 9 –Equity (Continued)

Non- Controlling Interests (Continued)

Until March 31, 2013, Savicell had received additional financing proceeds of $820,124 in respect of which 529 ordinary shares have been allotted as to be issued and reflected on the consolidated balance sheets of the Company as at March 31, 2013 as Non-Controlling Interests. In addition, following the quarter ended March 31, 2013, an additional $129,759 of financing proceeds were received and await formal closing (Also see Note 11).

Following the Initial Closing, the aggregate Warrants represented a 13.70% interest in the fully diluted equity of Savicell. As the exercise price inherent in warrant certificate to purchase 1,765 common shares of the Savicell is at nominal value, the warrant certificate is valued at the price of the subsequent equity issuance by Savicell ($1,698.97 per share) and the related common shares are deemed to be issued and outstanding.

Note 10 – Commitments and Guarantees

The Company did not become a guarantor to any parties as at March 31, 2013.

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
March 31, 2013

Note 10 – Commitments and Guarantees (Continued)

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

Note 11 – Subsequent Events

1.

On April 25, 2013, Savicell collected additional equity financing proceeds of $129,759 representing 76 ordinary shares at $1,707 per share. Once these additional shares are formally issued, the third party Savicell investors will hold a total interest of approximately 9.23% of the fully diluted common equity of Savicell. Given the existence of the outstanding Warrants, ODT will be left with 77.15% of the fully diluted shares of Savicell.

2.

In April of 2013, Rami Hadar agreed to join the board of directors of Savicell, subject to the approval of the shareholders of Savicell. In conjunction with such appointment, on April 25, 2013 the Company granted to Mr. Hadar options to acquire 1,924,717 common shares at a per share price of $0.01. The subject stock options entail a term of 7 years with 25% vesting immediately and a further 25% vesting on each of the first three anniversaries of the date of initial grant.

3.

On May 6, 2013, we closed on conversion and participation rights agreements (the “Agreement”) with 9 investors who have purchased Savicell Shares, for gross proceeds of $1,029,050. Pursuant to the Agreement, we have permitted the investors to convert the Savicell Shares into shares of our company on the same terms as the Conversion Right. Following the closing of this investment, we now hold an approximate 77% interest in Savicell.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This interim report on Form 10-Q contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements made in this Form 10-Q include statements about:

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

As used in this interim report on Form 10-Q and unless otherwise indicated, the terms “we”, “us” and “our” refer to Online Disruptive Technologies Inc., our subsidiary, Savicell Diagnostic Ltd., an Israeli corporation (the “Subsidiary” or “Savicell”) and our subsidiary, Savicell Inc., a Nevada corporation. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

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

As consideration for the worldwide exclusive license of the Products, our Subsidiary will pay, issue and fund the following to Ramot:

(a)	a royalty (the “Royalty”) on worldwide net sales of the Products by our company and its affiliates or sublicensee;

(b)	a minimum annual royalty, credited against the Royalty;

(c)	percentages of all payments received in connection with a sublicense;

(d)	issue warrants to purchase, for nominal consideration, the number of common shares of the Subsidiary such that Ramot holds a minority interest in the Subsidiary; and

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

Expenses

For the three months ended March 31, 2013 and 2012, we incurred the following expenses:

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
General and Administrative Expenses	$	$
Accounting Fees	6,000	2,500
Audit & Tax Fees	19,500	11,825
Bank Fees	138	364
Amortization Expenses – Web Development	-	748
Consulting Fees	153,474	12,500
Filing and Transfer Agent Fees	2,487	2,468
Legal Fees	40,598	3,369
Office and Miscellaneous Expense	13,096	(50)
Research and Development Expense	10,231	-
Marketing Expense	21,782	-
Insurance Expense	23,308	-
	290,614	33,724

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

Liquidity And Capital Resources

Working Capital
	March 31, 2013	December 31, 2013
Current Assets	$674,222	$576,305
Current Liabilities	$207,021	$498,623
Working Capital (Deficiency)	$467,201	$77,682

The working capital has increased primarily due to the ongoing equity issuances conducted by Savicell.

Cash Flows
	Three months	Three months
	ended	ended
	March 31, 2013	March 31, 2012
Net Cash (Used in) Operating Activities	$(414,398)	$(9,442)
Net Cash Provided by Financing Activities	663,727	25,000
Net Increase (Decrease) in Cash and Cash equivalents	$249,329	$15,558

Cash (Used in) Operating Activities

The increase in cash used in operating activities compared to the same period last year is because of the increased scope of activities including those of Savicell. Such increase has in turn led to sizeable augmentation of consulting fees and professional fees.

Cash Provided by Financing Activities

The increase in cash provided by financing activities compared to the same period last year results from the equity financings completed by Savicell in furtherance of its medical diagnostics research.

Financings

On October 30, 2012, we entered into a conversion and participation rights agreement (the “Agreement”) with 17 investors who have purchased ordinary shares (the “Savicell Shares”) of our Savicell for gross proceeds of $1,005,795 (the “Initial Subscription Amount”). Savicell sold approximately 5% of its ordinary shares in total and our company retained about 80% of Savicell’s equity shares on a fully diluted basis after considering warrants issued to Ramot that can be exercised for the acquisition of ordinary shares of Savicell. Pursuant to the Agreement, we have permitted the investors to convert (the “Conversion Right”) the Savicell Shares into shares of our company (the “Online Shares”) as follows in respect of any particular investor:

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

On May 6, 2013, we closed on conversion and participation rights agreements (the “Agreement”) with 9 investors who have purchased Savicell Shares, for gross proceeds of $1,029,050. Pursuant to the Agreement, we have permitted the investors to convert the Savicell Shares into shares of our company on the same terms as the Conversion Right. Following the closing of this investment, we now hold an approximate 77% interest in Savicell.

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

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at March 31, 2013, our company has accumulated deficit of $4,219,813 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

Our Management, including our principal executive officer and our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of March 31, 2013 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at March 31, 2013 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this report.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We have not generated any revenue from operations since our incorporation. We expect that our operating expenses will increase over the next 12 months as we ramp-up our business. We estimate our average monthly expenses over the next 12 months to be approximately $87,500, including general and administrative expenses but excluding acquisition costs and the cost of any research expenditures. In addition, we anticipate expending $2,500,000 in aggregate product development costs. On March 31, 2013, we had cash and cash equivalents of $663,807. As of March 31, 2013, we had total debt of approximately $240,521. If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms

We may need to raise additional funds in the future which may not be available on acceptable terms or at all.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the three month period ended March 31, 2013, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

10.13	Employment Agreement with Giora Davidovits dated September 1, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K filed September 19, 2012)
10.14	Form of Conversion and Participation Rights Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 1, 2012)
10.15	Employment Agreement with Eyal Davidovits dated October 30, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K filed November 5, 2012)

Exhibit Number	Description
10.16	Form of Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.17	Form of Offshore Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.18	Form of Canadian Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
(21)	Subsidiaries
21.1	Subsidiary of Online Disruptive Technologies, Inc.: Savicell Diagnostic Ltd. our approximately 80% wholly-owned subsidiary incorporated in Israel on April 23, 2012 and 100% owned Savicell, Inc., incorporated in January 2013.
(33)	Certification
31.1*	Section 302 of the Sarbanes-Oxley Act of 2002 of Giora Davidovits
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Giora Davidovits

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONLINE DISRUPTIVE TECHNOLOGIES, INC.

By
/s/ Giora Davidovits
Giora Davidovits
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

May 14, 2013