Form 10-Q
period 2013-06-30
ONLINE DISRUPTIVE TECHNOLOGIES, INC.
filed 2013-08-14
CIK 1498380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File No. 000-54394

ONLINE DISRUPTIVE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-1404923
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

ii

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
Yes [   ]     No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:
As of August 12, 2013, there were 82,636,433 shares of common stock, par value $0.001, outstanding.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONLINE DISRUPTIVE TECHNOLOGIES, INC.

(A Development Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2013

(Unaudited)

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	June 30, 2013	December 31, 2012
	$	$
ASSETS

Current Assets
Cash and Cash Equivalents	910,613	414,478
VAT Receivable	5,187	161,827
Total Current Assets	915,800	576,305

Total Assets	915,800	576,305

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Liabilities	240,803	466,578
Term Loan – Related Party (Note 6)	30,326	31,645
Loans Payable - Related Parties (Note 7)	-	400
Total Current Liabilities	271,129	498,623
Term Loan – Related Party (Note 6)	37,577	33,553
Total Liabilities	308,706	532,176

EQUITY

Authorized:
20,000,000 Preferred Shares, par value $0.001 500,000,000 Common Shares, par value $0.001 Issued and outstanding: Nil Preferred Shares 82,636,433 Common Shares (December 31, 2012: 82,636,433 Common Shares)	67,036	67,036
Additional Paid-in Capital	427,241	417,617
(Deficit) Accumulated During the Development Stage	(4,453,928)	(3,969,179)
Total Common Stockholders’ (Deficiency)	(3,959,651)	(3,484,526)

Non-Controlling Interests	4,566,745	3,528,655
Total Equity	607,094	44,129
Total Liabilities and Equity	915,800	576,305

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

					For the period
	Three			Six months	from November
	months	Three months	Six months	ended	16, 2009
	ended June	ended June	ended June	June 30,	(inception) to
	30, 2013	30, 2012	30, 2013	2012	June 30, 2013
General and Administrative Expenses	$	$	$	$	$
Accounting Fees	6,000	2,500	12,000	5,000	32,779
Audit & Tax Fees	2,200	2,612	21,700	14,437	88,051
Bank Fees	157	345	295	709	2,364
Amortization Expenses – Web Development	-	747	-	1,495	3,490
Consulting Fees	132,150	12,500	285,624	25,000	555,406
Filing and Transfer Agent Fees	3,815	7652	6,302	10,120	46,788
Legal Fees	28,308	17,793	68,906	21,162	215,034
Travel Expenses	3,754	3,716	3,754	3,716	24,530
Office and Miscellaneous Expense	(10,485)	9	2,611	(41)	6,784
Research and Development Expense	19,031	-	29,261	-	3,859,396
Marketing Expense	54,396	-	76,178	-	167, 517
Insurance Expense	-	-	23,308	-	23,308
Stock-Based Compensation	9,624	-	9,624	-	107,124
Meals & Entertainment Expenses	238	688	238	688	926
	249,188	48,562	539,801	82,286	5,133,497

(Loss) Before Other Expense	(249,188)	(48,562)	(539,801)	(82,286)	(5,133,497)
Other Expense
Interest Expense	(1,868)	(1,652)	(3,713)	(3,304)	(20,917)
Write-off of Website Development Costs	-	-	-	(5,485)	(5,485)
Gain related to dissolved subsidiary	-	-	430	-	430
Foreign Currency Gain (Loss)	2,029	-	19,903	-	34,889
	(249,027)	(7,137)	(523,181)	(8,789)	(5,124,580)

Net (Loss) and Comprehensive (Loss) for the Period	(249,027)	(55,699)	(523,181)	(91,075)	(5,124,580)

Net (Loss) and Comprehensive (Loss) attributable to:
Common Stockholders	(230,734)	(55,699)	(484,749)	(91,075)	(4,748,137)
Non-Controlling Interests	(18,293)	-	(38,432)	-	(376,443)
	(249,027)	(55,699)	(523,181)	(91,075)	(5,124,580)
Basic and Diluted Net Loss per Common Share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	82,636,433	48,423,177	82,636,433	36,211,638

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Equity (Deficiency)
For the period from November 16, 2009 to June 30, 2013
(Unaudited)

				(Deficit)
				Accumulated	Total
			Additional	During the	Common		Total
	Common Stock		Paid In	Development	Shareholders’	Non-Controlling	Equity
	Shares	Amount	Capital	Stage	Deficiency	Interests	(Deficiency)
		$	$	$	$	$	$
Shares issued for cash at $0.0001 per share on November 16, 2009	1,000	-	-	-	-	-	-
Shares issued for cash at $0.000025 per share on December 5, 2009	15,999,000	400	-	-	400	-	400
Net loss for the period	-	-	-	(1,179)	(1,179)	-	(1,179)
Balance December 31, 2009	16,000,000	400	-	(1,179)	(779)	-	(779)
Recapitalization – ODT	2,000,100	2,000	6,999	-	8,999	-	8,999
Imputed interest from shareholders	-	-	3,009	-	3,009	-	3,009
Net loss for the year	-	-	-	(66,056)	(66,056)	-	(66,056)
Balance December 31, 2010	18,000,100	2,400	10,008	(67,235)	(54,827)	-	(54,827)
Shares issued for cash at $0.01 per share on February 24th, 2011	6,000,000	6,000	54,000	-	60,000	-	60,000
Imputed interest from shareholders	-	-	6,199	-	6,199	-	6,199
Restructured term loan – a related party	-	-	15,833	-	15,833	-	15,833
Net loss for the year	-	-	-	(100,394)	(100,394)		(100,394)
Balance December 31, 2011	24,000,100	8,400	86,040	(167,629)	(73,189)	-	(73,189)
Shares issued for cash at $0.001 per share on April 9, 2012	17,750,000	17,750	-	-	17,750	-	17,750

Shares issued for cash at $0.001 per share on May 23, 2012	12,000,000	12,000	-	-	12,000	-	12,000
Shares issued on debt settlement at $0.0075 per share on July 10, 2012	8,000,000	8,000	52,000	-	60,000	-	60,000
Shares issued for cash at $0.01 per share on July 23, 2012	3,413,000	3,413	30,717	-	34,130	-	34,130
Shares issued on debt settlement at $0.01 per share on July 23, 2012	500,000	500	4,500	-	5,000	-	5,000
Shares issued on debt settlement at $0.01 per share on November 16, 2012	14,873,333	14,873	133,860	-	148,733	-	148,733
Shares issued on debt settlement at $0.01 per share on November 23, 2012	2,100,000	2,100	18,900	-	21,000	-	21,000
Warrant certificate issued in subsidiary	-	-	-	-	-	2,998,682	2,998,682
Shares allotted and issued in subsidiary	-	-	-	-	-	1,162,192	1,162,192
Stock Option Expense			97,500		97,500		97,500
Share issuance costs	-		(5,900)	-	(5,900)		(5,900)
Net loss for the year	-	-	-	(3,801,550)	(3,801,550)	(632,219)	(4,433,769)
Balance December 31, 2012	82,636,433	67,036	417,617	(3,969,179)	(3,484,526)	3,528,655	44,129
Shares allotted and issued in subsidiary	-	-	-	-	-	1,076,522	1,076,522
Stock Option Expense			9,624		9,624		9,624
Net loss for the period	-	-	-	(484,749)	(484,749)	(38,432)	(523,181)
Balance June 30, 2013	82,636,433	67,036	427,241	(4,453,928)	(3,959,651)	4,566,745	607,094

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From
			November 16,
	Six months	Six months	2009
	ended June 30,	ended June 30,	(inception) to
	2013	2012	June 30, 2013
Cash flow from Operating Activities	$	$	$
Net loss for the period	(523,181)	(91,075)	(5,124,580)
Adjustment for items not involving cash:
Stock-Based Compensation	9,624	-	107,124
Shares Issued for Consulting Services	-	-	234,733
Imputed Interest	2,705	3,304	18,882
Research and Development Expense	-	-	2,998,682
Gain related to dissolved subsidiary	(430)	-	(430)
Amortization – Website Development Costs	-	1,495	3,490
Write-off of Website Developments Costs	-	5,485	5,485
Changes in non-cash working capital items:
(Increase) decrease in VAT receivable	156,640	-	(5,186)
Increase (decrease) in Accounts Payable and
Accrued Liabilities	(226,605)	25,620	229,512
Net Cash (Used in) Operating Activities	(580,387)	(55,172)	(1,531,428)
Cash flow from Financing Activities
Common Shares Issued, Net of Issuance Costs	-	29,750	118,380
Non-Controlling Interests	1,076,522	-	2,238,714
Increase (Decrease) in Loan Payable – Related Parties	-	-	74,462
Share subscription received	-	25,000	-
Net Cash Provided by Financing Activities	1,076,522	54,750	2,431,556
Cash flow from Investing Activities
Cash Acquired on Acquisition of A Subsidiary	-	-	14,910
Website Development Costs	-	-	(4,425)
Net Cash Provided by (Used in) Investing Activities	-	-	10,485
Net Increase (Decrease) in Cash and Cash equivalents	496,135	(422)	910,613
Cash and Cash equivalents, Beginning of Period	414,478	7,492	-
Cash and Cash equivalents, End of Period	910,613	7,070	910,613
Supplementary Information
Interest Paid	-	-	-
Income Taxes Paid	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2013
(Unaudited)

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

These financial statements have been prepared with the ongoing assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company suffered a recurring loss and had positive working capital of $644,671 as at June 30, 2013 (December 31, 2012 – positive working capital of $77,682). Furthermore, additional future losses are anticipated which raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do no include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2013
(Unaudited)

Note 1 - Nature of Operations (Continued)

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
June 30, 2013
(Unaudited)

Note 3 - Significant Accounting Policies

a)      Basis of Presentation

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”). All adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows as at June 30, 2013 have been included.

b)      Principles of Consolidation

These consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary RS, Savicell Inc. and its 76.45% interest in Savicell. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

e)      Cash and Cash Equivalents

Cash and cash equivalents consist entirely of readily available cash balances. There were no cash equivalents as of June 30, 2013 and December 31, 2012.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements - Audited
June 30, 2013
(Unaudited)

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

As at and for the year ended December 31, 2012, the Company has issued 9,750,000 stock options and incurred stock compensation expense of $97,500 in 2012. For the six month period ended June 30, 2013, the Company granted 962,358 options and incurred stock compensation expense of $9,624 (Also see note 9).

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

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements - Audited
June 30, 2013
(Unaudited)

Note 3 - Significant Accounting Policies (Continued)

h)      Income Taxes (continued)

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

Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Stock options are considered to be common stock equivalents and were not included in the net loss per share calculation for the six month periods ended June 30, 2013 and 2012 because the inclusion of such underlying shares would have had an anti-dilutive effect.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements - Audited
June 30, 2013
(Unaudited)

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

As at June 30, 2013, the fair value of cash and cash equivalents was measured using Level 1 inputs.

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
June 30, 2013
(Unaudited)

Note 3 - Significant Accounting Policies (Continued)

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

m)      Research and Development Costs

All research and development costs are charged to expense as incurred and consist principally of costs related to the License and Research Funding Agreement entered by the Company’s subsidiary with Ramot at Tel Aviv University (See Note 5).

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
June 30, 2013
(Unaudited)

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
June 30, 2013
(Unaudited)

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

Note 4 – Website Development Costs

The Company incurred and capitalized costs of $8,975 related to its website development. As at May 1, 2011, the development of the initial phase of the website was substantially completed. As such, the Company began amortizing the website cost over the estimated useful life of 3 years. As at June 30, 2012, the Company wrote off the remaining website development costs of $5,485 as a result of the Company changing its business focus. During the six month period ended June 30, 2013, the Company sold the asset for nominal consideration. The following is a summary of website development assets.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2013
(Unaudited)

Note 4 – Website Development Costs (Continued)

	As of December 31, 2012
	Cost	Accumulated	Write-off	Net Book
		Amortization		Value
Website development costs	$8,975	$3,490	$5,485	$-

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
June 30, 2013
(Unaudited)

Note 5 – License and Research Funding Agreement (Continued)

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

For the year ended December 31, 2012, Savicell incurred research and development of $3,830,135 which included the funding of $831,453 in connection with R&D Agreement and the fair value ($2,998,682) of Warrant Shares issued to Ramot. During the six month period ended June 30, 2013, Savicell incurred research and development cost of $29,261 (June 30, 2012 - $Nil) which were included in the statements of operations and comprehensive loss.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2013
(Unaudited)

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

The Company’s management has estimated that ODT will raise equity financing of $500,000 in each of 2013 and 2014 such that the loan payable will be fully repaid upon the equity raise in 2014. Management had determined the net present value of the term loan as at the date of restructuring to be $58,229 by discounting the future anticipated repayments at a relative market rate of 11.68% . As a result of the restructuring, the Company recorded $15,833 of additional paid-in capital. During the six month ended June 30, 2013, the Company recorded interest accretion of $2,705 (June 30, 2012 - $1,652).

A summary of the Term Loan is as follows:

	June 30, 2013	December 31, 2012
Term loan – face value	$74,062	$74,062
Effective interest rate – 11.68%	(15,833)	(15,833)
Net present value	58,229	58,229
Interest accretion	9,674	6,969
Total	67,903	65,198
Current portion	30,326	31,645
Term loan – long term	$37,577	$33,553

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2013
(Unaudited)

Note 7 – Loans Payable – Related Parties

As at June 30, 2013, the loans payable included followings:

-	In connection with the dissolution of RS, a $400 loan payable owing to a shareholder of the Company was written off.

Note 8 – Related Party Transactions

The Company completed the following related party transactions:

During the six month period ended June 30, 2013, the Company incurred consulting fees of $285,624 payable to its directors and officers and companies controlled by such directors and officers (for the six month period ended June 30, 2012 - $25,000).

As at June 30, 2013, included in accounts payable accrued liabilities, $50,633 (December 31, 2012- $12,833) was payable to a company controlled by a former director / officer of the Company and $161,000 (December 31, 2012-$Nil) was payable to officers or directors of the Company.

See Note 6, 7 and 10.

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
June 30, 2013
(Unaudited)

Note 9 –Equity (Continued)

Common shares (continued)

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
June 30, 2013
(Unaudited)

Note 9 –Equity (Continued)

Common shares (continued)

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

As at June 30, 2013, the Company has 82,636,433 common shares issued and outstanding.

Stock Options

On September 1, 2012, the Company granted a total of 9,750,000 stock options to our directors, officers, consultants and employees. The stock options are exercisable at the exercise price of $0.01 per share until September 1, 2022 and vest immediately.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2013
(Unaudited)

Note 9 –Equity (Continued)

Stock Options (continued)

On May 28, 2013, the Company granted a total of 962,358 stock options to a consultant. The stock options are exercisable at the exercise price of $0.01 per share. A quarter of the options will vest on each of the first four anniversaries of the date of initial grant. The options were valued based on the Black Scholes model which utilizes the following assumptions: expected dividend yield of nil, expected volatility of 107%, expected life of 5years and risk free interest rate of 1.40%.

Outstanding as at June 30, 2013
					Weighted
				Weighted	Average
	Number of	Number of		Average	Remaining
	Options	Options		Exercise	Contractual
Exercise price	outstanding	exercisable	Expire date	Price	Life (years)

$0.01	9,750,000	9,750,000	September 1, 2022	$0.01	9.17
$0.01	962,358	-	May 28, 2018	$0.01	4.91

	10,712,358	9,750,000		$0.01	8.78

Non- Controlling Interests

The Company’s subsidiary, Savicell, granted a third party a warrant certificate to purchase 1,765 common shares of Savicell that initially represented 15% of the underlying common equity of Savicell. On October 30, 2012, Savicell issued a total of 592 ordinary shares (the “Initial Closing”) at $1,698.97 per share representing approximately 4.79% of the fully diluted common equity of Savicell for aggregate proceeds of $1,005,795. The Savicell investors are entitled to convert their Savicell shares into common shares of ODT at a price equal to 80% of the per share pricing of the first completed ODT financing of over $500,000 conducted after July 1, 2012 (the “Financing Price”) provided that for purposes of such conversion, the deemed maximum Financing Price shall be the per share price of the common shares of ODT based on (a) an aggregate ODT equity valuation of $30,000,000; and (b) the number of common shares of ODT outstanding at the time of the financing. Savicell continued its equity issuances following the Initial Closing.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2013
(Unaudited)

Note 9 –Equity (Continued)

As at December 31, 2012, Savicell issued a total of 684 shares at $1,698.97 per share representing approximately 5.23% of the fully diluted common equity of Savicell for aggregate proceeds of $1,162,192.

In the six month period ended June 30, 2013, Savicell issued a total of 631 shares at $1,698.97 per share representing approximately 4.82% of the fully diluted common equity of Savicell for aggregate proceeds of $1,073,253. Following these share issuances, the Company, the Warrantholder and the Savicell investors held underlying interests in the equity of Savicell of 76.45%, 13.49% and 10.06% respectively.

Following the Initial Closing, the aggregate Warrants originally represented a 15% interest in the fully diluted equity of Savicell. As the exercise price inherent in warrant certificate to purchase 1,765 common shares of the Savicell is at nominal value, the warrant certificate is valued at the price of the subsequent equity issuance by Savicell ($1,698.97 per share) and the related common shares are deemed to be issued and outstanding.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2013
(Unaudited)

Note 10 – Commitments and Guarantees

The Company did not become a guarantor to any parties as at June 30, 2013.

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
June 30, 2013
(Unaudited)

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

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2013
(Unaudited)

Note 11 – Subsequent Events

1. In April of 2013, Rami Hadar agreed to join the board of directors of Savicell, subject to the approval of the shareholders of Savicell. In conjunction with such appointment, on April 25, 2013 the Company reserved for issuance to Mr. Hadar options to acquire 1,924,717 common shares at a per share price of $0.01. The subject stock options entail a term of 7 years with 25% vesting immediately and a further 25% vesting on each of the first three anniversaries of the date of initial grant. As at June 30, 2013, the shareholders of Savicell had yet to approve Rami Hadar’s directorship. As such, the stock options granted to Mr. Hadar have not yet been issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This report on Form 10-Q contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements made in this Form 10-Q include statements about:

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
  our ability to effectively develop our products;
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

Pursuant to a license agreement and research funding agreement (the “License Agreement”) dated July 24, 2012 but entered into on July 25, 2012 executed by our Subsidiary and Ramot at Tel Aviv University Ltd. (“Ramot”), a private company incorporated in the State of Israel and having a place of business at 5 Shenker Street, Herzliah, Israel, our Subsidiary was granted a license to certain patented technology relating to the early detection of diseases by measuring metabolic activity in the immune system (the “Technology”). The products (the “Products”) means any instrument, device, process, method, product, component, or system that contain or is based on, in whole or in part, the Technology.

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

Cancer drug and diagnostic markets have grown impressively, driven by expanding patient populations and technological advances, especially in biomolecular medicine. Current treatments are better tolerated and more effective. The introduction of innovative products on the market is expected to continue and to drive double-digit annual growth. Helping to expand the treated patient population, 25 to 30 new anti-cancer agents are expected to be approved for a variety of new indications. (IMS Health Forecasts, Biopharma Forecasts & Trends). Expanding treatment options will further enhance growth of diagnostic products for monitoring treatment response, recurrence, and improved typing/staging. These enhanced treatment options will also accelerate market growth of companion diagnostics by linking sales of diagnostics to therapeutics (Dx-Rx model.). In 2010 alone, 25 companion diagnostics partnerships with pharma were established (pwc Diagnostics 2011(PricewaterhouseCoopers LLP)).

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

The early diagnosis market can be divided into two broad segments. One is cancers with commercialized diagnostic tests. These generate multibillion dollars that are significantly supported by the existence of guidelines. Breast and colon cancers are examples, with guidelines for mammograms yearly and colonoscopies every 5 to 10 years. There are 14.5 million annual screening tests for colon cancer in the USA (Anesth Analg 2008;106:434 –9). There are estimated at 40 million mammograms annually (FDA news release Feb. 11, 2011). We believe that there is a need in this segment for an easier blood-based test that will increase compliance and minimize discomfort.

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

Expenses

For the three and six months ended June 30, 2013 and 2012, we incurred the following expenses:

	Three months	Three months	Six months	Six months
	ended June	ended June 30,	ended June 30,	ended June
	30, 2013	2012	2013	30, 2012
General and Administrative Expenses	$	$	$	$
Accounting Fees	6,000	2,500	12,000	5,000
Audit & Tax Fees	2,200	2,612	21,700	14,437
Bank Fees	157	345	295	709
Amortization Expenses – Web		747	-	1,495
Development
Consulting Fees	132,150	12,500	285,624	25,000
Filing and Transfer Agent Fees	3,815	7652	6,302	10,120
Legal Fees	28,308	17,793	68,906	21,162
Travel Expenses	3,754	3,716	3,754	3,716
Office and Miscellaneous Expense	(10,485)	9	2,611	(41)
Research and Development Expense	19,031	-	29,261	-
Marketing Expense	54,396	-	76,178	-
Insurance Expense	-	-	23,308	-
Stock-Based Compensation	9,624	-	9,624	-
Meals & Entertainment Expenses	238	688	238	688
	249,188	48,562	539,801	82,286

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

Liquidity And Capital Resources

Working Capital

		December 31,
	June 30, 2013	2012
Current Assets	$915,800	$576,305
Current Liabilities	$271,129	$498,623
Working Capital (Deficiency)	$644,671	$77,682

The working capital has increased primarily due to the ongoing equity issuances conducted by Savicell.

Cash Flows

	Six Months ended	Six Months ended
	June 30, 2013	June 30, 2012
Net Cash (Used in) Operating Activities	$(580,387)	$(55,172)
Net Cash Provided by Financing Activities	$1,076,522	$54,750
Net Increase (Decrease) in Cash and Cash equivalents	$496,135	$(422)

Cash (Used in) Operating Activities

The increase in cash used in operating activities compared to the same period last year is due to the increased scope of activities including those of Savicell. Such increase has in turn led to sizeable augmentation of consulting fees and professional fees.

Cash Provided by Financing Activities

The increase in cash provided by financing activities compared to the same period last year results from the equity financings completed by Savicell in furtherance of its medical diagnostics research initiatives.

Financings

On October 30, 2012, we entered into a conversion and participation rights agreement.

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

As at December 31, 2012, Savicell had issued total shares representing approximately 5.23% of the fully diluted common equity of Savicell for aggregate proceeds of $1,162,192.

In the six month period ended June 30, 2013, Savicell issued additional shares representing approximately 4.82% of the fully diluted common equity of Savicell for aggregate proceeds of $1,073,253. Following these share issuances, our company, Ramot and the Savicell investors held underlying interests in the fully diluted equity of Savicell of 76.45%, 13.49% and 10.06% respectively.

Plan of Operation

We are an early-stage company. There exists substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our expenses. This is because we have not generated any revenues and no material revenues are anticipated until we further develop our business. There is no assurance we will reach this point.

Our primary objectives for the next 12 month period are to further develop the Technology and to advance the Technology so that it may be appropriate for clinical safety testing.

We estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Expense	Amount
Product development	$2,000,000
Employee and consultant compensation	650,000
General and administration	75,000
Professional services fees	150,000
Regulation and compliance	50,000
Sales, Marketing and Business development	75,000
Total:	$3,000,000

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we may be forced to cease the operation of our business.

Milestones for Development

The following is our anticipated development schedule:

Stage 1 0-6 months:

Lab set up to expand the laboratory capability to enhance the sample processing capacity. This includes the purchasing of additional lab equipment and the recruitment of lab workers and company personnel required to analyze more samples.

Stage 2 6-24 months:

Solidify preliminary results. This includes optimization of the reagent matrix for the metabolic profile (MA) identification of breast followed by lung cancer and optimization of data mining algorithm. Based on results, a decision will be made if we continue to stage 3 or adjust the plan based on the research findings.

Stage 3 24-36 months:	Verifying data on more patients: we anticipate concentrating on increasing the patient population and the number of test essays to a total of 1,100 patients.

Savicell, has received approval of the Ethics Committee of the Institutional Review Board of the Tel Aviv Sourasky Medical Center to perform clinical trials on human blood for Savicell’s blood test for early diagnosis of breast cancer. No further approvals are necessary to commence clinical trials for a human blood test at the Sourasky Medical Center for the detection of breast cancer. Savicell commenced such trials during the month of August, 2013.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at June 30, 2013, our company has accumulated deficit of $4,453,928 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next 12 months.

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

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of June 30, 2013 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at June 30, 2013 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we intend to implement the following changes during our fiscal year ending December 31, 2013: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We have not generated any revenue from operations since our incorporation. We expect that our operating expenses will increase over the next 12 months as we ramp-up our business. We estimate our average monthly expenses over the next 12 months to be approximately $83,000, including general and administrative expenses but excluding acquisition costs and the cost of any research expenditures and product development. In addition, we anticipate expending $2,000,000 in aggregate research and development and product development costs. On June 30, 2013, we had cash and cash equivalents of $910,613. As of June 30, 2013, we had total debt of approximately $308,706. If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the three month period ended June 30, 2013, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1

License and Research Funding Agreement dated July 25, 2012 between Ramot at Tel Aviv University Ltd. and Savicell Diagnostic Ltd. (portions of the exhibit has been omitted pursuant to a request for confidential treatment) (incorporated by reference to an exhibit to a current report on Form 8-K filed July 17, 2013)

(3)	Articles of Incorporation and Bylaws

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference to an exhibit to a registration statement on Form S-1 filed on August 10, 2010)
3.2	Bylaws (incorporated by reference to an exhibit to a registration statement on Form S-1 filed on August 10, 2010)
(10)	Material Contracts
10.1	Consulting Agreement dated November 1, 2011 with 1367826 Ontario Limited and Robbie Manis (incorporated by reference to an exhibit to a current report on Form 8-K filed on November 3, 2011)
10.2	Consulting Agreement dated November 1, 2011 with Kerry Chow (incorporated by reference to an exhibit to a current report on Form 8-K filed on November 3, 2011)
10.3	Loan Terms Agreement dated November 4, 2011 with Peter Hough (incorporated by reference to an exhibit to a current report on Form 8-K filed on November 8, 2011)
10.4	Mineral Property Acquisition Agreement dated November 21, 2011 with Minera Del Pacifico, S.A. (incorporated by reference to an exhibit to a current report on Form 8-K filed November 21, 2011)
10.5	Loan Terms Agreement dated November 24, 2011 with Amir Rachmani (incorporated by reference to an exhibit to a current report on Form 8-K filed November 24, 2011)
10.6	Loan Terms Agreement dated February 13, 2012 with Ori Ackerman (incorporated by reference to an exhibit to a current report on Form 8-K filed February 13, 2012)
10.7	Form of Subscription Agreement for Non-US Subscribers (incorporated by reference to an exhibit to a current report on Form 8-K filed May 24, 2012)
10.8	Form of Subscription Agreement for US Subscribers (incorporated by reference to an exhibit to a current report on Form 8-K filed May 24, 2012)
10.9	Form of Shares for Debt Agreement for Canadian Subscribers (incorporated by reference to an exhibit to a current report on Form 8-K filed July 18, 2012)
10.10	Form of Subscription Agreement for Non-US Subscribers (incorporated by reference to an exhibit to a current report on Form 8-K filed July 18, 2012)
10.11

Warrant Agreement dated July 25, 2012 between Savicell Diagnostic Ltd. and Ramot at Tel Aviv University Ltd. (incorporated by reference to an exhibit to a current report on Form 8-K filed July 17, 2013)

10.12	Employment Agreement with Giora Davidovits dated September 1, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K filed September 19, 2012)
10.13	Form of Conversion and Participation Rights Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 1, 2012)
10.14	Employment Agreement with Eyal Davidovits dated October 30, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K filed November 5, 2012)
10.15	Form of Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.16	Form of Offshore Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.17	Form of Canadian Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
(21)	Subsidiaries
21.1	Savicell Diagnostic Ltd. our approximately 76.45% subsidiary incorporated in Israel on April 23, 2012

Exhibit Number	Description
(33)	Certification
31.1*	Section 302 of the Sarbanes-Oxley Act of 2002 of Giora Davidovits
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Giora Davidovits

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

August 14, 2013