Form 10-Q
period 2013-09-30
ONLINE DISRUPTIVE TECHNOLOGIES, INC.
filed 2013-11-13
CIK 1498380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________ to ________

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
Yes [ x ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ x ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

ii

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [ x ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1933 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of November 8, 2013, there were 82,636,433 shares of common stock, par value $0.001, outstanding.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONLINE DISRUPTIVE TECHNOLOGIES, INC.

(A Development Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2013

(Unaudited)

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)
	September 30, 2013	December 31, 2012
	$	$
ASSETS

Current Assets
Cash and Cash Equivalents	909,680	414,478
VAT Receivable	9,066	161,827
Total Current Assets	918,746	576,305

Total Assets	918,746	576,305

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Liabilities	322,173	466,578
Term Loan – Related Party (Note 6)	28,914	31,645
Loans Payable - Related Parties (Note 7)	-	400
Total Current Liabilities	351,087	498,623
Term Loan – Related Party (Note 6)	40,402	33,553
Total Liabilities	391,489	532,176

EQUITY

Authorized: 20,000,000 Preferred Shares, par value $0.001 500,000,000 Common Shares, par value $0.001
Issued and outstanding: Nil Preferred Shares 82,636,433 Common Shares (December 31, 2012: 82,636,433 Common Shares)	67,036	67,036
Additional Paid-in Capital	419,615	417,617
(Deficit) Accumulated During the Development Stage	(4,672,955)	(3,969,179)
Total Common Stockholders’ (Deficiency)	(4,186,304)	(3,484,526)

Non-Controlling Interests	4,713,561	3,528,655
Total Equity	527,257	44,129
Total Liabilities and Equity	918,746	576,305

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)
					For the period
	Three			Nine	from November
	months	Three months	Nine months	months	16, 2009
	ended	ended	ended	ended	(inception) to
	September	September	September	September	September 30,
	30, 2013	30, 2012	30, 2013	30, 2012	2013
General and Administrative Expenses	$	$	$	$	$
Accounting Fees	6,000	2,500	18,000	7,500	38,779
Audit & Tax Fees	4,035	3,751	25,735	18,188	92,086
Bank Fees	81	339	376	1,048	2,445
Amortization Expenses	-	50,000	-	51,495	3,490
Consulting Fees	146,353	33,333	431,977	58,333	701,759
Filing and Transfer Agent Fees	655	6,003	6,957	16,123	47,443
Legal Fees	14,993	21,194	83,899	42,356	230,027
Travel Expenses	-	2,679	3,754	6,395	24,529
Office and Miscellaneous Expense	1,677	825	4,288	785	8,461
Research and Development Expense	55,126	83,402	84,387	83,402	3,914,522
Marketing Expense	10,318	-	86,496	-	177,835
Insurance Expense	-	-	23,308	-	23,308
Stock-Based Compensation	(7,626)	97,500	1,998	97,500	99,498
Meals & Entertainment Expenses	-	-	238	688	926
	231,612	301,526	771,413	383,813	5,365,108

(Loss) Before Other Expense	(231,612)	(301,526)	(771,413)	(383,813)	(5,365,108)
Other Expense
Interest Expense	(1,866)	(2,069)	(5,577)	(5,372)	(22,784)
Write-off of Website Development Costs	-	-	-	(5,485)	(5,485)
Gain related to dissolved subsidiary	-	-	430	-	430
Foreign Currency Gain (Loss)	(7,035)	-	12,868	-	27,854
	(240,513)	(303,595)	(763,692)	(394,670)	(5,365,093)

Net (Loss) and Comprehensive (Loss) for the Period	(240,513)	(303,595)	(763,692)	(394,670)	(5,365,093)

Net (Loss) and Comprehensive (Loss) attributable to:
Common Stockholders	(221,643)	(280,338)	(703,776)	(371,413)	(4,672,955)
Non-Controlling Interests	(18,870)	(23,257)	(59,916)	(23,257)	(692,138)
	(240,513)	(303,595)	(763,692)	(394,670)	(5,365,093)
Basic and Diluted Net Loss per Common Share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	82,636,433	48,423,177	82,636,433	36,211,638

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Equity (Deficiency)
For the period from November 16, 2009 to September 30, 2013
(Unaudited)
				(Deficit)
				Accumulated	Total
			Additional	During the	Common		Total
	Common Stock		Paid In	Development	Shareholders’	Non-Controlling	Equity
	Shares	Amount	Capital	Stage	Deficiency	Interests	(Deficiency)
		$	$	$	$	$	$
Shares issued for cash at $0.0001 per share on November 16, 2009	1,000	-	-	-	-	-	-
Shares issued for cash at $0.000025 per share on December 5, 2009	15,999,000	400	-	-	400	-	400
Net loss for the period	-	-	-	(1,179)	(1,179)	-	(1,179)
Balance December 31, 2009	16,000,000	400	-	(1,179)	(779)	-	(779)
Recapitalization – ODT	2,000,100	2,000	6,999	-	8,999	-	8,999
Imputed interest from shareholders	-	-	3,009	-	3,009	-	3,009
Net loss for the year	-	-	-	(66,056)	(66,056)	-	(66,056)
Balance December 31, 2010	18,000,100	2,400	10,008	(67,235)	(54,827)	-	(54,827)
Shares issued for cash at $0.01 per share on February 24th, 2011	6,000,000	6,000	54,000	-	60,000	-	60,000
Imputed interest from shareholders	-	-	6,199	-	6,199	-	6,199
Restructured term loan – a related party	-	-	15,833	-	15,833	-	15,833
Net loss for the year	-	-	-	(100,394)	(100,394)		(100,394)
Balance December 31, 2011	24,000,100	8,400	86,040	(167,629)	(73,189)	-	(73,189)
Shares issued for cash at $0.001 per share on April 9, 2012	17,750,000	17,750	-	-	17,750	-	17,750
Shares issued for cash at $0.001 per share on May 23, 2012	12,000,000	12,000	-	-	12,000	-	12,000
Shares issued on debt settlement at $0.0075 per share on July 10, 2012	8,000,000	8,000	52,000	-	60,000	-	60,000
Shares issued for cash at $0.01 per share on July 23, 2012	3,413,000	3,413	30,717	-	34,130	-	34,130
Shares issued on debt settlement at $0.01 per share on July 23, 2012	500,000	500	4,500	-	5,000	-	5,000
Shares issued on debt settlement at $0.01 per share on November 16, 2012	14,873,333	14,873	133,860	-	148,733	-	148,733
Shares issued on debt settlement at $0.01 per share on November 23, 2012	2,100,000	2,100	18,900	-	21,000	-	21,000
Warrant certificate issued in subsidiary	-	-	-	-	-	2,998,682	2,998,682
Shares allotted and issued in subsidiary	-	-	-	-	-	1,162,192	1,162,192
Stock Option Expense			97,500		97,500		97,500
Share issuance costs	-		(5,900)	-	(5,900)		(5,900)
Net loss for the year	-	-	-	(3,801,550)	(3,801,550)	(632,219)	(4,433,769)
Balance December 31, 2012	82,636,433	67,036	417,617	(3,969,179)	(3,484,526)	3,528,655	44,129
Shares allotted and issued in subsidiary	-	-	-	-	-	1,244,822	1,244,822
Stock Option Expense			1,998		1,998		1,998
Net loss for the period	-	-	-	(703,776)	(703,776)	(59,916)	(763,692)
Balance September 30, 2013	82,636,433	67,036	419,615	(4,672,955)	(4,186,304)	4,713,561	527,257

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
Unaudited
			From
			November
	Nine months	Nine months	16, 2009
	ended	ended	(inception) to
	September 30,	September 30,	September
	2013	2012	30, 2013
Cash flow from Operating Activities	$	$	$
Net loss for the period	(763,692)	(394,670)	(5,365,093)
Adjustment for items not involving cash:
Stock-Based Compensation	1,998	97,500	99,498
Shares Issued for Consulting Services	-	-	234,733
Imputed Interest	4,118	4,559	20,294
Research and Development Expense	-	-	2,998,682
Gain related to dissolved subsidiary	(430)	-	(430)
Amortization – Intangible Assets		50,000	-
Amortization – Website Development Costs	-	1,495	3,490
Write-off of Website Developments Costs	-	5,485	5,485
Changes in non-cash working capital items:
(Increase) decrease in VAT receivable	152,761	(14,178)	(9,066)
Increase (decrease) in Accounts Payable and Accrued Liabilities	(144,375)	79,546	311,746
Net Cash (Used in) Operating Activities	(749,620)	(170,263)	(1,700,661)
Cash flow from Financing Activities
Common Shares Issued, Net of Issuance Costs	-	57,981	118,380
Non-Controlling Interests	1,244,822	958,743	2,407,014
Increase (Decrease) in Loan Payable – Related Parties	-	-	74,462
Share subscription received	-	25,000	-
Net Cash Provided by Financing Activities	1,244,822	1,041,724	2,599,856
Cash flow from Investing Activities
Cash Acquired on Acquisition of A Subsidiary	-	-	14,910
Website Development Costs	-	-	(4,425)

Net Cash Provided by Investing Activities	-	-	10,485

Net Increase in Cash and Cash equivalents	495,202	871,461	909,680

Cash and Cash equivalents, Beginning of Period	414,478	7,492	-
Cash and Cash equivalents, End of Period	909,680	878,953	909,680
Supplementary Information
Interest Paid	-	-	-
Income Taxes Paid	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013
(Unaudited)

Note 1 - Nature of Operations

Online Disruptive Technologies, Inc. (“ODT” or the “Company”) was incorporated on November 16, 2009 in the State of Nevada, U.S.A. The Company was in the business of operating websites with advertising revenue platforms. However, as described below, the Company changed its primary business focus to the development and commercialization of a biotechnology platform. The Company has limited operations and in accordance with ASC 915, is considered a development stage company that has had no revenues from inception to date. The Company has a December 31 year-end.

Effective March 24, 2010, the Company acquired 100% of the issued and outstanding shares of RelationshipScoreboard.com Entertainment Inc. (“RS” or “RelationshipScoreboard.com”), a company incorporated on November 16, 2009 in the state of Nevada, U.S.A. in exchange for 16,000,000 shares of the Company’s common stock. Upon the completion of the acquisition, the former sole shareholder of RS held 89% of the Company’s issued and outstanding common stock. As a result, the transaction was accounted for as a reverse takeover transaction (“RTO”) for accounting purpose, as RS was deemed to be the acquirer, and these consolidated financial statements are a continuation of the financial statements of RS. On January 28, 2013, RelationshipScoreboard.com was closed and dissolved. The Company sold the website assets for $10 to an arm’s length individual and wrote off $430 supplier payable.

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

These financial statements have been prepared with the ongoing assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company suffered a recurring loss and had positive working capital of $567,659 as at September 30, 2013 (December 31, 2012 –positive working capital of $77,682). Furthermore, additional future losses are anticipated which raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do no include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013
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
September 30, 2013
(Unaudited)

Note 3 - Significant Accounting Policies

a) Basis of Presentation
These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”). All adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows as at September 30, 2013 have been included.

b) Principles of Consolidation
These consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary RS until January 28, 2013, Savicell Inc. and its 75.88% interest in Savicell. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

e) Cash and Cash Equivalents
Cash and cash equivalents consist entirely of readily available cash balances. There were no cash equivalents as at September 30, 2013 and December 31, 2012.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements - Audited
September 30, 2013
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

As at and for the year ended December 31, 2012, the Company has issued 9,750,000 stock options and incurred stock compensation expense of $97,500 in 2012. For the nine month period ended September 30, 2013, the Company granted 1,762,358 options and incurred stock compensation expense of $1,998 (Also see note 9).

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
September 30, 2013
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

Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Stock options are considered to be common stock equivalents and were not included in the net loss per share calculation for the nine month periods ended September 30, 2013 and 2012 because the inclusion of such underlying shares would have had an anti-dilutive effect.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements - Audited
September 30, 2013
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

As at September 30, 2013, the fair value of cash and cash equivalents was measured using Level 1 inputs.

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
September 30, 2013
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
September 30, 2013
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
September 30, 2013
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

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2013-05, "Foreign Currency Matters (Topic 830); Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We will adopt this guidance beginning with our fiscal quarter starting from April 1, 2014. We are currently reviewing the provisions of ASU No. 2013-05 on our consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013
(Unaudited)

Note 3 - Significant Accounting Policies (Continued)

n) Recently Adopted Accounting Pronouncements (continued)

In July 2013, the FASB issued authoritative guidance under Accounting Standard Update ("ASU") 2013-11, which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This accounting standard update requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. ASU 2013-11 will be effective for the Company’s first quarter of fiscal 2014. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

m) Recently Issued Accounting Pronouncements

Other accounting pronouncements that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Note 4 – Website Development Costs

The Company incurred and capitalized costs of $8,975 related to its website development. As at May 1, 2011, the development of the initial phase of the website was substantially completed. As such, the Company began amortizing the website cost over the estimated useful life of 3 years. As at June 30, 2012, the Company wrote off the remaining website development costs of $5,485 as a result of the Company changing its business focus. During the nine month period ended September 30, 2013, the Company sold the asset for nominal consideration. The following is a summary of website development assets.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013
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
September 30, 2013
(Unaudited)

Note 5 – License and Research Funding Agreement (Continued)

  $81,000 within 5 business days of the R&D Agreement (paid)
  Before October 2012; $359,500 plus VAT as applicable (paid)
  Before January 3, 2013; $359,500 plus VAT as applicable (paid)
  Before April 3, 2013; $400,000 plus VAT as applicable
  Before July 3, 2013; $400,000 plus VAT as applicable

The payments originally due on April 3, 2013 and July 3, 2013 have been postponed by the parties until such time as the funds are actually required in furtherance of the joint research and development initiatives.

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

For the year ended December 31, 2012, Savicell incurred research and development of $3,830,135 which included the funding of $831,453 in connection with R&D Agreement and the fair value ($2,998,682) of the Warrant Shares issued to Ramot. During the nine month period ended September 30, 2013, Savicell incurred research and development cost of $84,387 (September 30, 2012 -$83,402) which were included in the consolidated statements of operations and comprehensive loss.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013
(Unaudited)

Note 6 – Term Loan – Related Party

On November 4, 2011, the Company entered into a loan Agreement (“Loan Agreement”) with a shareholder of the Company to settle a loan payable in the amount of $74,062. Pursuant to the Loan Agreement, the terms of repayment were amended to specify that ten per cent (10%) of the gross proceeds of any prospective debt or equity financing undertaken by ODT would be applied to the repayment of the principal of this loan until fully repaid. The term loan is unsecured, non-interest bearing and requires that any balance remaining outstanding on November 4, 2016 would then be fully due and payable.

The Company’s management has estimated that ODT will raise equity financing of $500,000 in each of 2013 and 2014 such that the loan payable will be fully repaid upon the equity raise in 2014. Management had determined the net present value of the term loan as at the date of restructuring to be $58,229 by discounting the future anticipated repayments at a relative market rate of 11.68% . As a result of the restructuring, the Company recorded $15,833 of additional paid-in capital. During the nine month ended September 30, 2013, the Company recorded interest accretion of $4,115 (September 30, 2012 - $4,560).

A summary of the Term Loan is as follows:

	September 30, 2013	December 31, 2012
Term loan – face value	$74,062	$74,062
Effective interest rate – 11.68%	(15,833)	(15,833)
Net present value	58,229	58,229
Interest accretion	11,087	6,969
Total	69,316	65,198
Current portion	28,914	31,645
Term loan – long term	$40,402	$33,553

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013
(Unaudited)

Note 7 – Loans Payable – Related Parties

During the period ended September 30, 2013, In connection with the dissolution of RS, a $400 loan payable owing to a shareholder of the Company was written off.

Note 8 – Related Party Transactions

The Company completed the following related party transactions:

During the nine month period ended September 30, 2013, the Company incurred consulting fees of $431,977 payable to its directors and officers and companies controlled by such directors and officers (for the nine month period ended September 30, 2012 - $58,333).

As at September 30, 2013, included in accounts payable and accrued liabilities, $69,533 (December 31, 2012- $12,833) was payable to a company controlled by a former director / officer of the Company and $241,500 (December 31, 2012-$Nil) was payable to officers or directors of the Company.

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
September 30, 2013
(Unaudited)

Note 9 –Equity (Continued)

Common shares (continued)

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

On July 10, 2012, the Company entered into debt settlement agreements with nine individuals whereby the Company collectively settled debts in the aggregate amount of $60,000 by the issuance of 8,000,000 common shares at a price per share of $0.0075. Included in the $60,000 total were the two related party loans of $25,000 each.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013
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

As at September 30, 2013, the Company has 82,636,433 common shares issued and outstanding.

Stock Options

On September 1, 2012, the Company granted a total of 9,750,000 stock options to our directors, officers, consultants and employees. The stock options are exercisable at the exercise price of $0.01 per share until September 1, 2022 and vest immediately.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013
(Unaudited)

Note 9 –Equity (Continued)

Stock Options (continued)

On May 28, 2013, the Company granted a total of 962,358 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. A quarter of the options will vest on each of the first four anniversaries of the date of initial grant. The options were valued based on the Black Scholes model which utilizes the following assumptions: expected dividend yield of nil, expected volatility of 107%, expected life of 5years and risk free interest rate of 1.40% .

On August 22, 2013, the Company granted a total of 800,000 stock options to a consultant. The stock options are exercisable at the exercise price of $0.01 per share. 480,000 of the options so granted will vest as to one quarter of such options at the end of each completed year that the consultant provides the services. The remaining 320,000 options will vest based upon the completion of certain deliverables by the consultant. As at September 30, 2013, the Company recorded stock based compensation of $Nil for such options granted to the consultant, as the performance condition and the marketing condition have not yet been met as at September 30, 2013.

	Outstanding as at September 30, 2013
					Weighted
				Weighted	Average
	Number of	Number of		Average	Remaining
	Options	Options		Exercise	Contractual
Exercise price	outstanding	exercisable	Expire date	Price	Life (years)

$ 0.01	9,750,000	9,750,000	September 1, 2022	$0.01	8.92
$ 0.01	962,358	-	May 28, 2018	$0.01	4.66
$ 0.01	800,000	-	August 22, 2018	$0.01	4.90

	11,512,358	9,750,000		$0.01	7.74

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013
(Unaudited)

Note 9 –Equity (Continued)

Non-Controlling Interests

The Company’s subsidiary, Savicell, granted a third party a warrant certificate to purchase 1,765 common shares of Savicell that initially represented 15% of the underlying common equity of Savicell. On October 30, 2012, Savicell issued a total of 592 ordinary shares (the “Initial Closing”) to other third parties at $1,698.97 per share representing approximately 4.79% of the fully diluted common equity of Savicell for aggregate proceeds of $1,005,795. The Savicell investors are entitled to convert their Savicell shares into common shares of ODT at a price equal to 80% of the per share pricing of the first completed ODT financing of over $500,000 conducted after July 1, 2012 (the “Financing Price”) provided that for purposes of such conversion, the deemed maximum Financing Price shall be the per share price of the common shares of ODT based on (a) an aggregate ODT equity valuation of $30,000,000; and (b) the number of common shares of ODT outstanding at the time of the financing. Savicell continued its equity issuances following the Initial Closing.

As at December 31, 2012, Savicell issued a total of 684 shares at $1,698.97 per share representing approximately 5.23% of the fully diluted common equity of Savicell for aggregate proceeds of $1,162,192.

In the nine month period ended September 30, 2013, Savicell issued a total of 730 shares at $1,698.97 per share representing approximately 5.54% of the fully diluted common equity of Savicell for aggregate proceeds of $1,244,822. Following these share issuances, the Company, the Warrant holder and the Savicell investors held underlying interests in the equity of Savicell of 75.88%, 13.39% and 10.73% respectively.

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

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013
(Unaudited)

Note 10 – Commitments and Guarantees

The Company is not a guarantor to any parties as at September 30, 2013.

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

2.

Effective November 1, 2011, the Company entered into a consulting agreement with a third party, Kerry Chow, pursuant to which she will provide the following consulting services to ODT: maintaining the accounting books and records on behalf of our company and our subsidiaries; preparing consolidated quarterly and annual financial statements for our company and our subsidiaries as well as assisting in the preparation of the related disclosure documents; coordinating the quarterly reviews and annual audits on behalf of our company and our subsidiaries; coordinating the preparation and filing of the annual income tax returns of our company and our subsidiaries; and any other accounting-related functions. As consideration for the performance of the consulting services under the agreement, ODT agreed to pay Kerry Chow the sum of $833.33 per month for the duration of the agreement, exclusive of any applicable sales tax. The agreement is for an indefinite period unless terminated by either party with sixty days advance written notice to the other party. Effective October 1, 2012, the quantum of the monthly fee was increased to $2,000 in recognition of the expanded scope of the Company’s activities.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013
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

5.

On November 8, 2012, ODT and Savicell signed an employment agreement with Dr. Irit Arbel, its new vice president, research and development, which agreement entailed an effective date of September 1, 2012. In return for acting as its new vice president, research and development officer, the

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2013
(Unaudited)

Note 10 – Commitments and Guarantees (Continued)

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

Note 11 – Subsequent Events

In April of 2013, Rami Hadar agreed to join the board of directors of Savicell, subject to the approval of the shareholders of Savicell. In conjunction with such appointment, on April 25, 2013 the Company reserved for issuance to Mr. Hadar options to acquire 1,924,717 common shares at a per share price of $0.01. The subject stock options entail a term of 7 years with 25% vesting immediately and a further 25% vesting on each of the first three anniversaries of the date of initial grant. As at September 30, 2013, the shareholders of Savicell had yet to approve Rami Hadar’s directorship. As such, the stock options granted to Mr. Hadar have not yet been issued. The approval was finally granted in November of 2013.

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
  our belief that there is a large unmet need in cancer diagnostics exists in early diagnosis; accurate diagnosis;
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
  competition for, among other things, capital, pharmaceutical products and skilled personnel; and
  other factors discussed under the section entitled “Risk Factors”.

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

Cancer drug and diagnostic markets have grown impressively, driven by expanding patient populations and technological advances, especially in biomolecular medicine. Current treatments are better tolerated and more effective. The introduction of innovative products on the market is expected to continue and to drive double-digit annual growth. Helping to expand the treated patient population, 25 to 30 new anti-cancer agents are expected to be approved for a variety of new indications. (IMS Health Forecasts, Biopharma Forecasts & Trends). Expanding treatment options will further enhance growth of diagnostic products for monitoring treatment response, recurrence, and improved typing/staging. These enhanced treatment options will also accelerate market growth of companion diagnostics by linking sales of diagnostics to therapeutics (Dx-Rx model.). In 2010 alone, 25 companion diagnostics partnerships with pharma were established (pwc Diagnostics 2011 (PricewaterhouseCoopers LLP)).

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

Expenses

For the three and nine months ended September 30, 2013 and 2012, we incurred the following expenses:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September	September 30,	September 30,	September
	30, 2013	2012	2013	30, 2012
General and Administrative Expenses	$	$	$	$
Accounting Fees	6,000	2,500	18,000	7,500
Audit & Tax Fees	4,035	3,751	25,735	18,188
Bank Fees	81	339	376	1,048
Amortization Expenses	-	50,000	-	51,495
Consulting Fees	146,353	33,333	431,977	58,333
Filing and Transfer Agent Fees	655	6,003	6,957	16,123
Legal Fees	14,993	21,194	83,899	42,356
Travel Expenses	-	2,679	3,754	6,395
Office and Miscellaneous Expense	1,677	825	4,288	785
Research and Development Expense	55,126	83,402	84,387	83,402
Marketing Expense	10,318	-	86,496	-
Insurance Expense	-	-	23,308	-
Stock-Based Compensation	(7,626)	97,500	1,998	97,500
Meals & Entertainment Expenses	-	-	238	688
	231,612	301,526	771,413	383,813

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

Liquidity And Capital Resources

Working Capital
	September 30,	December 31,
	2013	2012
Current Assets	$918,746	$576,305
Current Liabilities	$351,087	$498,623
Working Capital (Deficiency)	$567,659	$77,682

The working capital has increased primarily due to the ongoing equity issuances conducted by Savicell.

Cash Flows
	Nine Months	Nine Months
	ended	ended
	September 30,	September 30,
	2013	2012
Net Cash (Used in) Operating Activities	$(749,620)	$(170,263)
Net Cash Provided by Financing Activities	$1,244,822	$1,041,724
Net Cash Provided by (Used in) Investing Activities	$-	$-
Net Increase (Decrease) in Cash and Cash equivalents	$495,202	$871,461

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

Financings

On October 30, 2012, we entered into a conversion and participation rights agreement (the “Agreement”) with 17 investors who have purchased ordinary shares (the “Savicell Shares”) of Savicell for gross proceeds of $1,005,795 (the “Initial Subscription Amount”). Savicell sold approximately 5% of its ordinary shares in total and our company retained about 80% of Savicell’s equity shares on a fully diluted basis after considering warrants issued to Ramot that can be exercised for the acquisition of ordinary shares of Savicell. Pursuant to the Agreement, we have permitted the investors to convert (the “Conversion Right”) the Savicell Shares into shares of our company (the “Online Shares”) as follows in respect of any particular investor:

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

In the nine month period ended September 30, 2013, Savicell issued additional shares representing approximately 5.54% of the fully diluted common equity of Savicell for aggregate proceeds of $1,244,822. Following these share issuances, the Company, Ramot and the Savicell investors held underlying interests in the fully diluted equity of Savicell of 75.88%, 13.39% and 10.73% respectively.

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

Milestones for Development

The following is our anticipated development schedule:

Stage 1 0-6 months:

Finalize lab set up to expand the laboratory capability to enhance the sample processing capacity. This includes the purchasing of additional lab equipment and the recruitment of lab workers and company personnel required to analyze more samples. Continue with initial phase of clinical testing.

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

Savicell has received approval of the Ethics Committee of the Institutional Review Board of the Tel Aviv Sourasky Medical Center to perform clinical trials on human blood for Savicell’s blood test for early diagnosis of breast cancer. No further approvals are necessary to commence clinical trials for a human blood test at the Sourasky Medical Center for the detection of breast cancer. Savicell commenced such trials during the month of August, 2013.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at September 30, 2013, our company has accumulated deficit of $4,672,955 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next 12 months.

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

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of September 30, 2013 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at September 30, 2013 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this quarterly report on Form 10-Q in evaluating our company and our business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed as a result of the occurrence of any of the following risks. You could lose all or part of your investment due to any of these risks. You should invest in our common stock only if you can afford to lose your entire investment.

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

We have not generated any revenue from operations since our incorporation. We expect that our operating expenses will increase over the next 12 months as we ramp-up our business. We estimate our average monthly expenses over the next 12 months to be approximately $83,000, including general and administrative expenses but excluding acquisition costs and the cost of any research expenditures and product development. In addition, we anticipate expending $2,000,000 in aggregate research and development and product development costs. On September 30, 2013, we had cash and cash equivalents of $909,680. As of September 30, 2013, we had total debt of approximately $391,489. If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms

We may need to raise additional funds in the future which may not be available on acceptable terms or at all.

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

The product would be licensed for sale in the EU through an EC certification process, frequently shorthanded as “CE Mark” under the IVDD 98/79/EC. It is possible that general controls are sufficient and a conformity assessment of a QMS would be sufficient to support clinical testing in the EU. If a Notified Body must be used, the CE Marking process has two stages: a certification of the manufacturer’s QMS (ability to safely develop devices) and the certification of the device performance and safety itself. Regulatory approval may be delayed, limited or denied for a number of reasons, including insufficient clinical data, the product not meeting safety or efficacy requirements or any relevant manufacturing processes or facilities not meeting applicable requirements.

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

  certain of our competitors in the field have already received regulatory approvals for and have begun marketing similar products, which may result in greater physician awareness of their products as compared to ours;
  information from our competitors or the academic community indicating that current products or new products are more effective than our products could, if and when it is generated, impede our market penetration or decrease our existing market share;
  the price for our products, as well as pricing decisions by our competitors, may have an effect on our revenues; and
  our revenues may diminish if third-party payers, including private health coverage insurers and health maintenance organizations, do not provide adequate coverage or reimbursement for our products.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the three month period ended September 30, 2013, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1

License and Research Funding Agreement dated July 25, 2012 between Ramot at Tel Aviv University Ltd. and Savicell Diagnostic Ltd. (portions of the exhibit has been omitted pursuant to a request for confidential treatment) (incorporated by reference to an exhibit to a current report on Form 8-K filed July 16, 2013)

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
10.11

Warrant Agreement dated July 25, 2012 between Savicell Diagnostic Ltd. and Ramot at Tel Aviv University Ltd. (incorporated by reference to an exhibit to a current report on Form 8-K filed August 19, 2013)

10.12	Employment Agreement with Giora Davidovits dated September 1, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K filed September 19, 2012)
10.13	Form of Conversion and Participation Rights Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 1, 2012)
10.14	Employment Agreement with Eyal Davidovits dated October 30, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K filed November 5, 2012)

Exhibit Number	Description
10.15	Form of Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.16	Form of Offshore Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.17	Form of Canadian Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
(21)	Subsidiaries
21.1	Savicell Diagnostic Ltd. our approximately 75.88% subsidiary incorporated in Israel on April 23, 2012
(33)	Certification
31.1*	Section 302 of the Sarbanes-Oxley Act of 2002 of Giora Davidovits
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Giora Davidovits
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

November 13, 2013