Form 10-K
period 2013-12-31
ONLINE DISRUPTIVE TECHNOLOGIES, INC.
filed 2014-04-14
CIK 1498380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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
[   ] Yes [X] No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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
[X] Yes [   ] No

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

As of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $14,317.77, based on 14,317,766 common shares held by non- affiliates and last sale prior to June 30, 2013 being $0.001 per share.

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
[   ] Yes [   ] No

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 82,636,433 shares of common stock as at April 10 2014.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

ii

iii

PART I

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements made in this Form 10-K include statements about:

•	our marketing plan;
•	our anticipation that future broad clinical trial studies encompassing larger populations of cancer patients with varying cancers should reveal the full potential of the existing developed strategy;
•	our plans to hire industry experts and expand our management team;
•	our beliefs regarding the future of our competitors;
•	our belief that there is a large unmet need in cancer diagnostics exists in early diagnosis; accurate diagnosis;
•	our belief that there is a need in this segment for an easier blood-based test that will increase compliance and minimize discomfort;
•	our anticipated development schedule;
•	our expectation that the demand for our products will eventually increase; and
•	our expectation that we will be able to raise capital when we need it.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	general economic and business conditions;
•	our ability to identify attractive products and negotiate their acquisition or licensing;
•	our ability to effectively develop our products;
•	volatility in prices for our products;
•	risks inherent in the pharmaceutical industry;
•	competition for, among other things, capital, pharmaceutical products and skilled personnel; and
•	other factors discussed under the section entitled “Risk Factors”.

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

As used in this annual report on Form 10-K and unless otherwise indicated, the terms “we”, “us” and “our” refer to Online Disruptive Technologies, Inc., our subsidiary, Savicell Diagnostic Ltd., an Israeli corporation (the “Subsidiary” or “Savicell”) and our subsidiary, Savicell Inc., a Nevada corporation. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

ITEM 1. BUSINESS.

Corporate Overview

We were incorporated in the State of Nevada on November 16, 2009 under the name “Online Disruptive Technologies, Inc.” with authorized capital of 500,000,000 shares of common stock with a par value of $0.001 per share and 20,000,000 shares of preferred stock with a par value of $0.001 per share. On March 24, 2010, we entered into a share purchase agreement with Benjamin Cherniak, whereby we acquired all of the issued and outstanding shares of RelationshipScoreboard.com Entertainment, Inc. (“RSE“) in consideration for the issuance of 16,000,000 of our common shares. RSE was incorporated in the State of Nevada on November 16, 2009. There were no related party interests in the acquisition of RSE.

Our Current Business

On July 25, 2012, our subsidiary, Savicell Diagnostic Ltd. (“Savicell”) executed a license agreement and research funding agreement (the “License Agreement“) dated July 24, 2012 with Ramot at Tel Aviv University Ltd. (“Ramot”), a private company incorporated in the State of Israel, whereby Ramot granted to Savicell a license to certain patented technology relating to the early detection of diseases by measuring metabolic activity in the immune system (the “Technology”). For a description of the patents relating to the Technology, please see “Business Intellectual Property”.

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

After the entry into of the License Agreement, we are focused entirely on the development of Savicell.

Savicell

Savicell uses a revolutionary diagnostic platform that is positioned initially in the cancer diagnostic market. The technology uses blood samples to rapidly measure the body’s response to disease intrusion and cell malformation. The immune system is the first to “read” cancer and Savicell interprets the language of the immune system’s response.

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

The immune system is designed to detect disease intrusion and cell malformation in our bodies, which includes cancer, and to eliminate them. In reaction to the presence of cancer, the immune system is energized to respond. The initial reaction is intricate, deploying different metabolic pathways and different subtypes of cells. It is these differential responses that Savicell technology powerfully detects. The immune system is the first to “read” cancer and Savicell interprets the language of the immune system’s response.

The clinical results obtained show the capability to simply and rapidly diagnose cancer in a preliminary large population of cancer patients in comparison to a control healthy group. We anticipate that future broad clinical trial studies involving larger populations of cancer patients with varying cancers should reveal the full potential of the existing developed strategy.

Obviously, many more tests are required in order to construct a meaningful and significant diagnostic classification. However, what is revealed to date is a major clear-cut shift of immune system metabolic activity pathways from oxidative phosphorylation to aerobic glycolysis between healthy patients and those with various cancer types. Savicell has commenced clinical testing and has realized encouraging early reviews of its breast cancer readout albeit on a relatively small sample size.

Cancer Diagnostic Market

Cancer cases are increasing, with more than 20 million new cases predicted in 2025, compared to 12 million in 2008. (WHO) The worldwide in-vitro diagnostic market is estimated at $44 billion, growing 8% annually (Marketreseach.com press release Feb 7, 2012 – Yahoo Finance). The cancer diagnostic market is estimated at $8 billion annually and is the fastest growing segment (Kalorama Information Inc. news release March 12, 2008).

Cancer drug and diagnostic markets have grown impressively, driven by expanding patient populations and technological advances, especially in biomolecular medicine. Current treatments are better tolerated and more effective. The introduction of innovative products on the market is expected to continue and to drive double-digit annual growth. Helping to expand the treated patient population, 25 to 30 new anti-cancer agents are expected to be approved for a variety of new indications. (IMS Health Forecasts, Biopharma Forecasts & Trends). Expanding treatment options will further enhance growth of diagnostic products for monitoring treatment response, recurrence, and improved typing/staging. These enhanced treatment options will also accelerate market growth of companion diagnostics by linking sales of diagnostics to therapeutics (Dx-Rx model). In 2010 alone, 25 companion diagnostics partnerships with pharma were established (pwc Diagnostics 2011(PricewaterhouseCoopers LLP)).

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

Early detection is very important because it can improve outcomes dramatically. Typically, more treatment options are available when diagnosed early and the resulting survival rates improve. Survival rate improves by at least four times when cancer is diagnosed early and before it has spread (American Cancer Society). Key issues with current early diagnosis tests include low sensitivity, low specificity, discomfort (e.g., colonoscopy), exposure to radioactivity, and cost.

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

The second segment is comprised of cancers that lack early diagnostic solutions. For example, lung and ovarian cancers do not have good screening tests and we believe represent a new market. Organizations that determine guidelines already support a screening regimen for ovarian cancer. So, once a reliable test is developed, market adaptation should be faster because the need has already been recognized. According to the American Cancer Society, it and “other health organizations, and ovarian cancer advocacy groups encourage additional research to develop an accurate and valid test for early detection of ovarian cancer.”

Development

The following is our anticipated development schedule:

Stage 1	0-8 months:	Solidify preliminary results. This includes optimization of the reagent matrix for the metabolic profile (MA) identification of breast cancer and initiate development of reagent mix for lung cancer.

Stage 2	9-15months:	Optimization of data mining algorithm for breast cancer and optimization of the reagent matrix for the metabolic profile (MA) identification of lung cancer.

Stage 3	16-30 months:

Optimization of data mining algorithm for lung cancer. Verifying Savicell data on more patients: we anticipate concentrating on increasing the patient population and the number of test essays to a total of 1,100 patients.

Savicell has received approval of the Ethics Committee of the Institutional Review Board of the Tel Aviv Sourasky Medical Center to perform clinical trials on human blood for Savicell’s blood test for early diagnosis of breast cancer. No further approvals are necessary to commence clinical trials for a human blood test at the Sourasky Medical Center for the detection of breast cancer. Savicell has recently commenced such trials with encouraging early results albeit on a relatively small sample size.

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

Research and Development Expenditures

During the year ended December 31, 2013, we expended $134,935 in research and development.

Employees

We currently have three employees located in Boston, Massachusetts and Israel. In addition, we have three consultants engaged on continuous mandates. Over the next nine months we plan to increase the number of employees we have to nine with a greater increase in the Israel locale. Most of our research will be carried out under contract with outside parties for the next six months.

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

In addition, Savicell has been granted accelerated process for its patent application in the United States. The patent application process may be accelerated in the United States where a patent holder is over the age of 65, for the purpose of ensuring that the patent holder will enjoy the benefits of the patent if it is granted. In the case of Savicell’s technology, one of the patent applicants is over 65. There is no guarantee that the patent will be granted.

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

U.S. Food and Drug Administration

The Food, Drug and Cosmetic Act requires that medical devices introduced to the U.S. market, unless otherwise exempted, be subject to either a premarket notification clearance, known as a 510(k), or a premarket approval (PMA). The PMA process involves providing extensive data to the FDA to allow the FDA to find that the device is safe and effective for its intended use, which may also include providing additional data and updates to the FDA, the convening of expert panels, inspection of manufacturing facilities, and new or supplemented PMAs if the product is modified during the process. Even if granted, a 510(k) or PMA approval may place substantial restrictions on how a device is marketed or sold, and the FDA will continue to place considerable restrictions on products, including but not limited to, registering manufacturing facilities, listing the products with the FDA, complying with labeling requirements, and meeting reporting requirements. We believe obtaining FDA clearance or approval for our test is critical to building broad demand and successful commercialization for our products. We believe that the studies required in connection with any approval or clearance of our technology, regardless of whether the regulatory pathway is the 510(k) process or a PMA, will be material in cost and time-intensive. There can be no assurance that the FDA will ultimately approve any 510(k) request or approve any PMA submitted by us in a timely manner or at all.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this annual report on Form 10-K in evaluating our company and our business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed as a result of the occurrence of any of the following risks. You could lose all or part of your investment due to any of these risks. You should invest in our common stock only if you can afford to lose your entire investment.

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

We have not generated any revenue from operations since our incorporation. We expect that our operating expenses will increase over the next 12 months as we ramp-up our business. We estimate our average monthly expenses over the next 12 months to be approximately $85,000, including general and administrative expenses but excluding acquisition costs and the cost of any research expenditures and product development. In addition, we anticipate expending $1,000,000 in aggregate research and development and product development costs including in the context of our obligations pursuant to the License Agreement. On December 31, 2013, we had cash and cash equivalents of $851,787. As of December 31, 2013, we had total liabilities of approximately $536,220. If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms.

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

Our Subsidiary has significant operations in Israel, including research and development. Since the establishment of the State of Israel in 1948, a number of armed conflicts and terrorist acts have taken place, which in the past, and may in the future, lead to security and economic problems for Israel. In addition, certain countries in the Middle East adjacent to Israel, including Egypt and Syria, recently experienced, and some continue to experience, political unrest and instability marked by civil demonstrations and violence, which in some cases resulted in the replacement of governments and regimes. Current and future conflicts and political, economic and/or military conditions in Israel and the Middle East region may affect our operations in Israel. The exacerbation of violence within Israel or the outbreak of violent conflicts involving Israel may impede our Subsidiary’s ability to engage in research and development, or otherwise adversely affect its business or operations. In addition, our Subsidiary’s employees in Israel may be required to perform annual mandatory military service and are subject to being called to active duty at any time under emergency circumstances. The absence of these employees may have an adverse effect on our Subsidiary’s operations. Hostilities involving Israel may also result in the interruption or curtailment of trade between Israel and its trading partners, which could materially adversely affect our results of operations.

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

Our future results of operations will depend to a significant extent upon our ability to successfully develop and commercialize new products and businesses in a timely manner. There are numerous difficulties in, developing and commercializing new products, including:

•	there are still major developmental steps required to bring the product to a clinical testing stage;
•	clinical testing may not be positive;
•	developing, testing and manufacturing products in compliance with regulatory standards in a timely manner;
•	failure to receive requisite regulatory approvals for such products in a timely manner or at all;
•

developing and commercializing a new product is time consuming, costly and subject to numerous factors, including legal actions brought by our competitors, that may delay or prevent the development and commercialization of new products;

•	incomplete, unconvincing or equivocal clinical trials data;
•	experiencing delays or unanticipated costs;
•	significant and unpredictable changes in the payer landscape, coverage and reimbursement for our products;
•	experiencing delays as a result of limited resources at regulatory agencies; and
•	changing review and approval policies and standards at regulatory agencies.

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

The range of possible sanctions includes, among others, FDA issuance of adverse publicity, product recalls or seizures, fines, total or partial suspension of production and/or distribution, suspension of the FDA’s review of product applications, enforcement actions, injunctions, and civil or criminal prosecution. Any such sanctions, if imposed, could have a material adverse effect on our business, operating results, financial condition and cash flows. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Similar sanctions as detailed above may be available to the FDA under a consent decree, depending upon the actual terms of such decree. If internal compliance programs do not meet regulatory agency standards, or if compliance is deemed deficient in any significant way, it could materially harm our business.

The product would be licensed for sale in the EU through an EC certification process, frequently shorthanded as “CE Mark” under the IVDD 98/79/EC. It is possible that general controls are sufficient and a conformity assessment of a QMS would be sufficient to support clinical testing in the EU. If a Notified Body must be used, the CE Marking process has two stages: a certification of the manufacturer’s QMS (ability to safely develop devices); and the certification of the device performance and safety itself. Regulatory approval may be delayed, limited or denied for a number of reasons, including insufficient clinical data, the product not meeting safety or efficacy requirements or any relevant manufacturing processes or facilities not meeting applicable requirements.

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

Assuming that we are successful in receiving regulatory clearances to market any of our products, our ability to successfully penetrate the market and generate sales of those products may be limited by a number of factors, including the following:

•	certain competitors in the field have already received regulatory approvals for and have begun marketing similar products, which may result in greater physician awareness of their products as compared to ours;
•	information from our competitors or the academic community indicating that current products or new products are more effective than our products could, if and when it is generated, impede our market penetration or decrease our existing market share;
•	the price for our products, as well as pricing decisions by our competitors, may have an effect on our revenues; and
•	our revenues may diminish if third-party payers, including private health coverage insurers and health maintenance organizations, do not provide adequate coverage or reimbursement for our products.

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

We have never paid any cash dividends, and currently do not intend to pay any dividends for the foreseeable future. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock’s price. This may never happen and investors may lose all of their investment in our company.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

Executive Offices and Registered Agent

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

Our resident agent for service is the Nevada Agency and Transfer Company located at 50 West Liberty Street, Suite 880, Reno, Nevada 89501, Telephone (775) 322-0626, Registered Agent e-mail: corpserve@natco.org.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common stock is quoted on the OTC Bulletin Board of the Financial Industry Regulatory Authority under the symbol “ONDR”. As of April 10, 2014, our common stock has no trading activity on the OTC Bulletin Board.

As of April 10, 2014, we have 82,636,433 shares of our common stock issued and outstanding and options to acquire up to 13,437,075 shares of our common stock outstanding.

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is Nevada Agency and Transfer Company located at 50 West Liberty Street, Suite 880, Reno, Nevada 89501, Telephone (775) 322-0626, Transfer Agent e-mail: info@natco.org.

Holders of Our Common Stock

As of April 10, 2014, we had approximately 75 holders of our common stock.

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

•	we would not be able to pay our debts as they become due in the usual course of business; or
•

our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended December 31, 2013, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Securities authorized for issuance under equity compensation plans.

The following table summarizes certain information regarding our equity compensation plans as at December 31, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by security holders Equity compensation plans not approved by security holders	Nil 13,437,075(1)	Nil $0.01	Nil N/A
Total	13,437,075	$0.01	Nil

(1)     A total of 2,244,717 options have been granted pursuant to our 2013 Stock Incentive Plan and 11,192,358 options have been granted outside of the plan.

Stock Option Grants

On September 1, 2012, the Company granted a total of 9,750,000 stock options to our directors, officers, consultants and employees. The stock options are exercisable at the exercise price of $0.01 per share until September 1, 2022 and vest immediately.

On May 28, 2013, we granted options to purchase 962,358 shares of our common stock to a financial intermediary pursuant to a financial services consulting agreement. The exercise price of the options is $0.01 per share, and may be exercised for five years. The options vest as to one quarter immediately, and one quarter each on the first, second and third anniversaries of the date of grant.

On August 22, 2013, we granted a total of 800,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. 480,000 of the options so granted will vest as to one quarter of such options at the end of each completed year that the consultant provides the services. The remaining 320,000 options will be fully vest when consultant has completed the provision of a minimum of 600 blood samples of lung cancer and control patients during the 4 years from August 22, 2013. One twelfth of these options will vest upon each 50 blood samples having been delivered by the consultant to the Company. As at December 31, 2013, the consultant has not delivered blood samples.

On November 11, 2013, we granted options to purchase 1,924,717 shares of our common stock to Rami Hadar, an incoming director of our subsidiary Savicell. The exercise price of the options is $0.01 per share, and may be exercised for seven years. The options vest as to one quarter immediately, and one quarter each on the first, second and third anniversaries of the date of grant.

On January 1, 2014, we granted options to purchase 500,000 shares of our common stock to a senior research consultant, pursuant to a consulting agreement. The exercise price of the options is $0.01 per share, and may be exercised for five years. The options vest as to one quarter immediately, and one quarter each on the first, second and third anniversaries of the date of grant.

Stock Option Plan

Effective June 5, 2013 our board of directors adopted and approved the 2013 Stock Incentive Plan and Israeli Appendix. The purpose of the option plan is to enhance the long-term stockholder value of our company by offering opportunities to our directors, officers, key employees, independent contractors and consultants to acquire and maintain stock ownership in our company in order to give these persons the opportunity to participate in our company’s growth and success, and to encourage them to remain in the service of our company. A total of 12,000,000 shares of our common stock are available for issuance under the stock option plan and a total of 2,244,717 stock options have been granted pursuant to the plan.

Issuer Purchases of Equity Securities

During the fiscal year ended December 31, 2013, we did not purchase any of our equity securities.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our management’s discussion and analysis of financial condition and results of operations provides a narrative about our financial performance and condition that should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2013 and related notes thereto.

Plan of Operations

We are an early-stage company. There exists substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our expenses. This is because we have not generated any revenues and no material revenues are anticipated until we further develop our business. There is no assurance we will reach this point.

Our primary objectives for the next twelve month period are to further develop the Technology and to advance the Technology so that it may be appropriate for broader clinical testing.

We estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Expense	Amount

Product development	$900,000
Employee and consultant compensation	650,000
General and administration	80,000
Professional services fees	140,000
Regulation and compliance	50,000
Sales, Marketing and Business development	100,000
Total:	$1,920,000

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

Expenses

For the years ended December 31, 2013 and December 31, 2012, we incurred the following expenses:

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
General and Administrative Expenses	$	$
Accounting Fees	24,000	13,613
Audit & Tax Fees	26,235	21,848
Bank Fees	2,388	1,273
Amortization Expenses – Web Development	-	1,496
Consulting Fees	601,721	254,949
Filing and Transfer Agent Fees	11,710	20,005
Legal Fees	87,950	91,219
Travel Expenses	7,110	9,732
Office and Miscellaneous Expense	8,949	2,592
Research and Development Expense	134,935	3,830,135
Marketing Expense	91,456	91,339
Insurance Expense	21,772	-
Stock-Based Compensation	5,082	97,500
Meals & Entertainment Expenses	396	688
	1,023,704	4,436,389

Significant changes in the expense items from 2012 to 2013 are summarized as follows:

•	The accounting fees increased 76% from 2012 to 2013 due to an increase in the monthly fees payable to the service provider due to enhanced work associated with the expansion of our operations.

•

The consulting fees have increased significantly due to having a full 12 months in fiscal 2013 that relate to the enhanced fee payments to senior management and senior consultants pursuant to their respective employment or consulting agreements. The enhanced fees are in recognition of the increased time commitment required from these individuals as we increase the scope of our activities.

•

The research and development expenses were significantly lower than in 2012 given that the 2012 expense amount included the value of warrants issued to Ramot upon execution of the License Agreement as well as the preliminary laboratory set-up. While we have remaining financial obligations to Ramot pursuant to the License Agreement, it has been agreed by the parties to delay funding of such obligations until such time as the funds are actually needed in furtherance of the research activities.

•	The insurance expense recognized in 2013 relates to the implementation of director and officer’s liability insurance.

•

The stock based compensation in 2012 was significantly higher in 2012 than 2013 given that 9.75 million options had been issued to senior management and consultants in 2012 and the option issuances in 2013 were far more modest.

Liquidity and Capital Resources

Working Capital

	As at December 31, 2013	As at December 31, 2012
Current Assets	$862,695	$576,305
Current Liabilities	$535,450	$498,622
Working Capital	$327,245	$77,683

Our working capital increased primarily due to the ongoing equity issuances carried on by Savicell.

Cash Flows

	Year ended	Year ended
	December 31,	December 31,
	2013	2012
Net Cash (Used in) Operating Activities	$(859,457)	$(788,186)
Net Cash Provided by Financing Activities	$1,296,766	$1,195,172
Net Cash Provided by (Used in) Investing Activities	$--	$--
Net Increase (Decrease) in Cash and Cash equivalents	$437,309	$406,986

Cash Used In Operating Activities

The largest component related to the increased use of cash in operating activities relate to the increased expenditures on consulting fees as described above.

Cash from Financing Activities

The increase in cash from financing activities was primarily a result of the equity issuances undertaken by Savicell.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at December 31, 2013, our company has accumulated deficit of $4,908,913 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next 12 months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended December 31, 2013, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We will require additional financing to fund our planned operations, including further development, clinical testing, regulatory requirements, and commercializing our existing assets. We currently do not have committed sources of additional financing and may not be able to obtain additional financing, particularly, if the volatile conditions in the stock and financial markets, and more particularly, the market for early development stage pharmaceutical company stocks persist.

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

Application of Critical Accounting Policies

The critical accounting policies on which our financial statements for the year ended December 31, 2013 are based include the following:

Basis of Presentation

The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”). All adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows as at December 31, 2013 have been included.

Principles of Consolidation

The consolidated financial statements include our accounts, our wholly-owned subsidiary RelationshipScorebaord.com Entertainment, Inc. and our 75.71% interest in Savicell. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

Stock-based Compensation

The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized as expense in the statements of operations based on their grant date fair values. For stock options granted to employees and to members of the Board of Directors for their services on the Board of Directors, the Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock.

Share-based payments issued to non-employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC Topic 505, Equity. For equity instruments granted to non-employees, the Company recognizes stock-based compensation expense on a straight-line basis. For the year ended December 31, 2013, we issued 3,687,075 stock options and incurred stock compensation expense of $5,082. As at December 31, 2013, we had 13,437,075 stock options issued and outstanding.

Income Taxes

Income taxes are accounted for under the liability method of accounting for income taxes. Under the liability method, deferred tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability is settled. The effect of a change in income tax rates on deferred tax liabilities and assets is recognized in income in the period in which the change occurs. Deferred tax assets are recognized to the extent that they are considered more likely than not to be realized.

Research and Development Costs

All research and development costs are charged to expense as incurred and consist principally of costs related to the License and Research Funding Agreement entered by Savicell with Ramot at Tel Aviv University.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ONLINE DISRUPTIVE TECHNOLOGIES, INC.

     (A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Online Disruptive Technologies Inc.:
(A development stage company)

We have audited the accompanying consolidated balance sheets of Online Disruptive Technologies Inc. and subsidiaries (the “Company”) (a development stage company) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended and for the period from November 16, 2009 (inception) to December 31, 2013. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and for the period from November 16, 2009 (inception) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	MNP LLP, Chartered Accountants
April 14, 2014

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
	$	$
ASSETS

Current Assets
Cash and Cash Equivalents	851,787	414,478
Prepaid expenses	3,402	-
VAT Receivable	7,506	161,827
Total Current Assets	862,695	576,305
Total Assets	862,695	576,305

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Liabilities	465,450	466,577
Term Loan – Related Party (Note 6)	70,000	31,645
Loans Payable - Related Parties (Note 7)	-	400
Total Current Liabilities	535,450	498,622
Term Loan – Related Party (Note 6)	770	33,553
Total Liabilities	536,220	532,175

EQUITY

Authorized: 20,000,000 Preferred Shares, par value $0.001 500,000,000 Common Shares, par value $0.001
Issued and outstanding: Nil Preferred Shares 82,636,433 Common Shares (December 31, 2012: 82,636,433 Common Shares)	67,036	67,036
Additional Paid-in Capital	4,889,441	3,904,111
(Deficit) Accumulated During the Development Stage	(4,908,913)	(3,969,179)
Total Common Stockholders’ (Deficiency)	47,564	1,968

Non-Controlling Interests	278,911	42,162
Total Equity	326,475	44,130
Total Liabilities and Equity	862,695	576,305

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss

			For the period from
	Year Ended	Year Ended	November 16, 2009
	December	December	(inception) to
	31, 2013	31, 2012	December 31, 2013
General and Administrative Expenses	$	$	$
Accounting Fees	24,000	13,613	44,779
Audit & Tax Fees	26,235	21,848	92,586
Bank Fees	2,388	1,273	4,457
Amortization Expenses – Web Development	-	1,496	3,490
Consulting Fees	601,721	254,949	871,503
Filing and Transfer Agent Fees	11,710	20,005	52,196
Legal Fees	87,950	91,219	234,078
Travel Expenses	7,110	9,732	27,885
Office and Miscellaneous Expense	8,949	2,592	13,122
Research and Development Expense	134,935	3,830,135	3,965,070
Marketing Expense	91,456	91,339	182,795
Insurance Expense	21,772	-	21,772
Stock-Based Compensation	5,082	97,500	102,582
Meals & Entertainment Expenses	396	688	1,084
	1,023,704	4,436,389	5,617,399

(Loss) Before Other Expense	(1,023,704)	(4,436,389)	(5,617,399)
Other Expense
Interest Expense	(5,572)	(6,881)	(22,775)

Write-off of Website Development Costs	-	(5,485)	(5,485)
Gain on dissolution subsidiary	430	-	430
Foreign Currency Gain (Loss)	9,345	14,986	24,330
	(1,019,501)	(4,433,769)	(5,620,899)

Net (Loss) and Comprehensive (Loss) for the Year	(1,019,501)	(4,433,769)	(5,620,899)

Net (Loss) and Comprehensive (Loss) attributable to:
Common Stockholders	(939,734)	(3,801,550)	(4,908,913)
Non-Controlling Interests	(79,767)	(632,219)	(711,986)
	(1,019,501)	(4,433,769)	(5,620,899)
Basic and Diluted Net Loss per Common Share	(0.01)	(0.07)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	82,636,433	51,826,382

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Equity (Deficiency)
For the period from November 16, 2009 to December 31, 2013

				(Deficit)
				Accumulated	Total
			Additional	During the	Common		Total
	Common Stock		Paid In	Development	Shareholders’	Non-Controlling	Equity
	Shares	Amount	Capital	Stage	Deficiency	Interests	(Deficiency)
		$	$	$	$	$	$
Shares issued for cash at $0.0001 per share on November 16, 2009	1,000	-	-	-	-	-	-
Shares issued for cash at $0.000025 per share on December 5, 2009	15,999,000	400	-	-	400	-	400
Net loss for the period	-	-	-	(1,179)	(1,179)	-	(1,179)
Balance December 31, 2009	16,000,000	400	-	(1,179)	(779)	-	(779)
Recapitalization – ODT	2,000,100	2,000	6,999	-	8,999	-	8,999
Imputed interest from shareholders	-	-	3,009	-	3,009	-	3,009
Net loss for the year	-	-	-	(66,056)	(66,056)	-	(66,056)
Balance December 31, 2010	18,000,100	2,400	10,008	(67,235)	(54,827)	-	(54,827)
Shares issued for cash at $0.01 per share on February 24th, 2011	6,000,000	6,000	54,000	-	60,000	-	60,000
Imputed interest from shareholders	-	-	6,199	-	6,199	-	6,199
Restructured term loan – a related party	-	-	15,833	-	15,833	-	15,833
Net loss for the year	-	-	-	(100,394)	(100,394)		(100,394)
Balance December 31, 2011	24,000,100	8,400	86,040	(167,629)	(73,189)	-	(73,189)
Shares issued for cash at $0.001 per share on April 9, 2012	17,750,000	17,750	-	-	17,750	-	17,750
Shares issued for cash at $0.001 per share on May 23, 2012	12,000,000	12,000	-	-	12,000	-	12,000
Shares issued on debt settlement at $0.0075 per share on July 10, 2012	8,000,000	8,000	52,000	-	60,000	-	60,000
Shares issued for cash at $0.01 per share on July 23, 2012	3,413,000	3,413	30,717	-	34,130	-	34,130
Shares issued on debt settlement at $0.01 per share on July 23, 2012	500,000	500	4,500	-	5,000	-	5,000
Shares issued on debt settlement at $0.01 per share on November 16, 2012	14,873,333	14,873	133,860	-	148,733	-	148,733
Shares issued on debt settlement at $0.01 per share on November 23, 2012	2,100,000	2,100	18,900	-	21,000	-	21,000
Warrant certificate issued in subsidiary	-	-	-	-	-	674,381	674,381
Change ownership of Savicell	-	-	3,486,494	-	3,486,494	-	3,486,494
Stock Option Expense	-	-	97,500	-	97,500	-	97,500
Share issuance costs	-	-	(5,900)	-	(5,900)	-	(5,900)
Net loss for the year	-	-	-	(3,801,550)	(3,801,550)	(632,219)	(4,433,769)
Balance December 31, 2012	82,636,433	67,036	3,904,111	(3,969,179)	1,968	42,162	44,130

Stock Option Expense	-	-	5,082	-	5,082	-	5,082
Change ownership of Savicell	-	-	980,248	-	980,248	316,516	1,296,764
Net loss for the year	-	-	-	(939,734)	(939,734)	(79,767)	(1,019,501)
Balance December 31, 2013	82,636,433	67,036	4,889,441	(4,908,913)	47,564	278,911	326,475

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From
			November 16,
			2009
	Year Ended	Year Ended	(inception) to
	December 31,	December 31,	December 31,
	2013	2012	2013
Cash flow from Operating Activities	$	$	$
Net loss for the period	(1,019,501)	(4,433,769)	(5,620,899)
Adjustment for items not involving cash:
Stock-Based Compensation	5,082	97,500	102,582
Shares Issued for Consulting Services	-	234,733	234,733
Imputed Interest	5,572	5,854	21,749
Research and Development Expense	-	2,998,682	2,998,682
Gain on dissolution subsidiary	(430)	-	(430)
Amortization – Website Development Costs	-	1,496	3,490
Write-off of Website Developments Costs	-	5,485	5,485
Changes in non-cash working capital items:
(Increase) in VAT receivable	154,320	(161,827)	(7,507)
(increase) in Prepaid Expense	(3,402)	-	(3,402)
Increase (decrease) in Accounts Payable and Accrued Liabilities	(1,098)	463,660	455,019
Net Cash (Used in) Operating Activities	(859,457)	(788,186)	(1,810,498)
Cash flow from Financing Activities
Common Shares Issued, Net of Issuance Costs	-	57,980	118,380
Non-Controlling Interests	1,296,766	1,162,192	2,458,958
Increase (Decrease) in Loan Payable – Related Parties	-	(25,000)	74,462
Net Cash Provided by Financing Activities	1,296,766	1,195,172	2,651,800
Cash flow from Investing Activities
Cash Acquired on Acquisition of A Subsidiary	-	-	14,910
Website Development Costs	-	-	(4,425)
Net Cash Provided by (Used in) Investing Activities	-	-	10,485
Net Increase (Decrease) in Cash and Cash equivalents	437,309	406,986	851,787
Cash and Cash equivalents, Beginning of Period	414,478	7,492	-
Cash and Cash equivalents, End of Period	851,787	414,478	851,787
Supplementary Information
Interest Paid	-	-	-
Income Taxes Paid	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013

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

Effective March 24, 2010, the Company acquired 100% of the issued and outstanding shares of RelationshipScoreboard.com Entertainment Inc. (“RS” or “RelationshipScoreboard.com”), a company incorporated on November 16, 2009 in the state of Nevada, U.S.A. in exchange for 16,000,000 shares of the Company’s common stock. Upon the completion of the acquisition, the former sole shareholder of RS held 89% of the Company’s issued and outstanding common stock. As a result, the transaction was accounted for as a reverse takeover transaction (“RTO”) for accounting purpose, as RS was deemed to be the acquirer, and these consolidated financial statements are a continuation of the financial statements of RS. On January 28, 2013, RelationshipScoreboard.com was closed and dissolved. The Company sold the website assets for $10 to an arm’s length individual and wrote off all supplier payables in the amount of $430.

On April 23, 2012, the Company established an Israeli subsidiary named Savicell Diagnostic Ltd. (“Savicell”) with the intention of exploring business ventures in the biotechnology sector. On July 25, 2012, Savicell entered into a definitive licensing agreement with a division of Tel Aviv University for the purpose of developing and commercializing a new technology relative to the early detection of various forms of disease. With the consummation of this transaction, the Company is now entirely focused on its biotechnology efforts.

These consolidated financial statements have been prepared with the ongoing assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has working capital of $327,245 as at December 31, 2013 (2012 –$77,683) and an accumulated deficit of $4,908,913. Furthermore, additional future losses are anticipated which raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do no include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013

Note 2 - Significant Accounting Policies

a)     Basis of Presentation

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”). All adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows as at December 31, 2013 have been included.

b)     Principles of Consolidation

These consolidated financial statements include the accounts of the Company, its former wholly-owned subsidiary RS and its 75.71% interest in Savicell. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

e)     Cash and Cash Equivalents

Cash and cash equivalents consist entirely of readily available cash balances. There were no cash equivalents as of December 31, 2013 and 2012.

f)     Stock-based Compensation

Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized as expense in the statements of operations based on their grant date fair values. For stock options granted to employees and to members of the Board of Directors for their services on the Board of Directors, the Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock.

Share-based payments issued to non-employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC Topic 505, Equity. For equity instruments granted to non-employees, the Company recognizes stock-based compensation expense on a straight-line basis.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements - Audited
December 31, 2013

Note 2 - Significant Accounting Policies (Continued)

For the year ended December 31, 2013, the Company has issued 3,687,075 stock options and incurred stock compensation expense of $5,082. As at December 31, 2012, the Company had issued 9,750,000 stock options and incurred stock compensation expense of $97,500.

g)     Income Taxes

Income taxes are accounted for under the liability method of accounting for income taxes. Under the liability method, deferred tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply when the asset is realized or the liability is settled. The effect of a change in income tax rates on deferred tax liabilities and assets is recognized in income in the period in which the change occurs. Deferred tax assets are recognized to the extent that they are considered more likely than not to be realized.

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

h)     Comprehensive Income (Loss)

The Company accounts for comprehensive income under the provisions of ASC Topic 220-10, Comprehensive Income - Overall, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statements of Operations and Comprehensive Loss.

i)     Earnings (Loss) Per Share

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding during each period.

Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Stock options are considered to be common stock equivalents and were not included in the net loss per share calculation for the year ended December 31, 2013 and 2012 because the inclusion of such underlying shares would have had an anti-dilutive effect.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013

Note 2 - Significant Accounting Policies (Continued)

k)     Financial Instruments and Fair Value of Financial Instruments

Fair Value of Financial Instruments – the Company adopted SFAS ASC 820-10-50, “Fair Value Measurements”. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

As at December 31, 2013, the fair value of cash and cash equivalents was measured using Level 1 inputs.

The carrying amounts reported in the consolidated balance sheets for the cash and cash equivalents, accounts payable and accrued liabilities, loans payable and term loan (current portion) each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization.

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

m)     Research and Development Costs

All research and development costs are charged to expense as incurred and consist principally of costs related to the License and Research Funding Agreement entered by the Company’s subsidiary with Ramot at Tel Aviv University (See Note 3).

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013

Note 2 - Significant Accounting Policies (Continued)

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

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013

Note 2 - Significant Accounting Policies (Continued)

o)     Recently Issued Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2013-05, "Foreign Currency Matters (Topic 830); Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We will adopt this guidance beginning with our fiscal quarter starting from January 1, 2014. We are currently reviewing the provisions of ASU No. 2013-05 on our consolidated financial statements.

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
December 31, 2013

Note 3 – License and Research Funding Agreement

On July 25, 2012, the Company’s subsidiary Savicell entered into a License and Research Funding Agreement (“R&D Agreement”) with Ramot at Tel Aviv University (“Ramot”) pursuant to which:

•

In the course of research performed at Tel-Aviv University ("TAU"), Prof. Fernando Patolsky has developed technology relating to early detection of diseases by measuring metabolic activity in the immune system;

•	Savicell wishes to fund further research at TAU relating to such technology; and
•

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

Pursuant to the above noted R&D Agreement, Savicell will fund research expenditures amounting to a total of $1,600,000 according to the following schedule:

•	$81,000 within 5 business days of the R&D Agreement (paid)
•	Before October 2012; $359,500 plus VAT as applicable (paid)
•	Before January 3, 2013; $359,500 plus VAT as applicable (paid)
•	Before April 3, 2013; $400,000 plus VAT as applicable
•	Before July 3, 2013; $400,000 plus VAT as applicable

The payments originally due on April 3, 2013 and July 3, 2013 have been postponed by the parties until such time as the funds are actually required in furtherance of the joint research and development initiatives.

In addition, Savicell agreed to issue to Ramot warrants (the “Warrants”) to purchase a number of ordinary shares of Savicell which shall together comprise 15% of issued shares of Savicell on an as-converted, fully diluted basis (equivalent to 1,765 Warrant Shares of Savicell). The Warrants shall be exercisable at an exercise price equal to the par value of the Warrant Shares, at any time and from time to time or until Savicell completes a defined liquidity event. The fair value of the Warrant Shares has been estimated at $1,698.97 per Warrant Share which is equivalent to the price at which Savicell has issued shares to third party, for a total of $2,998,682.

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

During the year ended December 31, 2013, Savicell incurred research and development cost of $134,935 which were included in the consolidated statements of operations and comprehensive loss.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013

Note 4 – Term Loan – Related Party

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

The Company’s management has estimated that ODT will raise equity financing of $500,000 in each of 2013 and 2014 such that the loan payable will be fully repaid upon the equity raise in 2014. Management had determined the net present value of the term loan as at the date of restructuring to be $58,229 by discounting the future anticipated repayments at a relative market rate of 11.68%. As a result of the restructuring, the Company recorded $15,833 of additional paid-in capital. During the year ended December 31, 2013, the Company recorded interest accretion of $5,572 (December 30, 2012 - $5,854).

A summary of the Term Loan is as follows:

	December 31, 2013	December 31, 2012
Term loan – face value	$74,062	$74,062
Effective interest rate – 11.68%	(15,833)	(15,833)
Net present value	58,229	58,229
Interest accretion	12,541	6,969
Total	70,770	65,198
Current portion	70,000	31,645
Term loan – long term	$770	$33,553

Note 5 – Loans Payable – Related Parties

During the year ended December 31, 2013, in connection with the dissolution of RS, a $400 loan payable owing to a shareholder of the Company was written off.

Note 6 – Related Party Transactions

The Company completed the following related party transactions:

During the year ended December 31, 2013, the Company incurred consulting fees of $590,595 payable to its directors and officers and companies controlled by such directors and officers (for the year ended December 31, 2012 - $254,949).

As at December 31 2013, included in accounts payable and accrued liabilities, $88,433 (December 31, 2012- $12,833) was payable to a company controlled by a former director / officer of the Company and $343,965 (December 31, 2012-$Nil) was payable to current officers or directors of the Company.

See Note 4, 5 and 7.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013

Note 7 –Equity

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
December 31, 2013

Note 7 –Equity (Continued)

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

As at December 31, 2013 the Company has 82,636,433 common shares issued and outstanding.

Stock Options

On September 1, 2012, the Company granted a total of 9,750,000 stock options to our directors, officers, consultants and employees. The stock options are exercisable at the exercise price of $0.01 per share until September 1, 2022 and vest immediately.

On May 28, 2013, the Company granted a total of 962,358 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. A quarter of the options will vest on each of the first four anniversaries of the date of initial grant. The options were valued based on the Black Scholes model which utilizes the following assumptions: expected dividend yield of nil, expected volatility of 78.24 -95.69%, expected life of 4 years and risk free interest rate of 0.48 -0.78% . For the year ended December 31, 2013, the Company recorded stock based compensation of $1,962 for such options.

On August 22, 2013, the Company granted a total of 800,000 stock options to a consultant. The stock options are exercisable at the exercise price of $0.01 per share. 480,000 of the options so granted will vest as to one quarter of such options at the end of each completed year that the consultant provides the services. The remaining 320,000 options will be fully vest when consultant has completed the provision of a minimum of 600 blood samples of lung cancer and control patients during the 4 years from August 22, 2013. One twelfth of these options will vest upon each 50 blood samples having been delivered by the consultant to the Company. As at December 31, 2013, the consultant has not delivered blood samples.

On November 11, 2013, the Company granted a total of 1,924,717 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. A quarter of the options will vest immediately and a quarter on each of the first three anniversaries of the date of initial grant. The options were valued based on the Black Scholes model which utilizes the following assumptions: expected dividend yield of nil, expected volatility of 79.60 -81.02%, expected life of 3 years and risk free interest rate of 0.65 -0.78% . For the year ended December 31, 2013, the Company recorded stock based compensation of $3,120 for such options.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013

Note 7 –Equity (Continued)

Stock Options (continued)

		Weighted
		Average Exercise
	Number of Options	Price	Expire date
Balance, December 31, 2011	-	$-
Granted	9,750,000	0.01	September 1, 2022
Balance, December 31, 2012	9,750,000	0.01
Granted, on May 28, 2013	962,358	0.01	May 28, 2018
Granted, on August 22, 2013	800,000	0.01	August 22, 2018
Granted, on November 11, 2013	1,924,717	0.01	November 11, 2020
	13,437,075	$0.01

Exercise Price	Outstanding as at December 31,2013			Exercisable as at December 31, 2013
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
	Options	Price	Life (years)	Options	Price	Life (years)

$0.01	9,750,000	$0.01	8.67	9,750,000	$0.01	8.67
0.01	962,358	0.01	4.41	-	-
0.01	800,000	0.01	4.64	-	-
0.01	1,924,717	0.01	6.87	481,179	0.01	6.87
	13,437,075	$0.01	7.87	10,231,179	$0.01	8.59

Exercise Price	Outstanding as at December 31,2012			Exercisable as at December 31, 2012
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
	Options	Price	Life (years)	Options	Price	Life (years)

$0.01	9,750,000	$0.01	9.67	9,750,000	$0.01	9.67
	9,750,000	$0.01	9.67	9,750,000	$0.01	9.67

Non-Controlling Interests

The Company’s subsidiary, Savicell, granted a third party a warrant certificate to purchase 1,765 common shares of Savicell that initially represented 15% of the underlying common equity of Savicell. In the course of its initial equity issuances up to October 30, 2012 (the “Initial Closing”), Savicell issued a total of 592 ordinary shares at $1,698.97 per share to the non-related third party representing approximately 4.79% of the fully diluted common equity of Savicell for aggregate proceeds of $1,005,795. The Savicell investors are entitled to convert their Savicell shares into common shares of ODT at a price equal to 80% of the per share pricing of the first completed ODT financing of over $500,000 conducted after July 1, 2012 (the “Financing Price”) provided that for purposes of such conversion, the deemed maximum Financing Price shall be the per share price of the common shares of ODT based on (a) an aggregate ODT equity valuation of $30,000,000; and (b) the number of common shares of ODT outstanding at the time of the financing. Savicell continued its equity issuances following the Initial Closing.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013

Note 7 –Equity (Continued)

Non-Controlling Interest (continued)

As at December 31, 2012, Savicell had issued a total of 684 shares at $1,698.97 per share representing approximately 5.18% of the fully diluted common equity of Savicell for aggregate proceeds of $1,162,192.

In the year ended December 31, 2013, Savicell issued a total of 760 shares at $1,700 per share representing approximately 5.75% of the fully diluted common equity of Savicell for aggregate proceeds of $1,292,000. Following these share issuances, the Company, the Warrant holder and the Savicell investors held underlying interests in the equity of Savicell of 75.71%, 13.36% and 10.93% respectively.

As the exercise price inherent in warrant certificate to purchase 1,765 common shares of the Savicell is at nominal value, the warrant certificate is valued at the price of the subsequent equity issuance by Savicell ($1,698.97 per share) and the related common shares are considered to be issued and outstanding.

The Company also entered into a conversion and participation rights agreement (the “Agreement”) with investors who have purchased Savicell’s shares. Pursuant to the Agreement, the Company have permitted the investors to convert the Savicell’s shares into shares of the Company subject to certain conditions.

Note 8 – Income Taxes

The Company and Savicell are subject to income tax laws in their respective tax jurisdictions, which are the same as their respective place of incorporation.

The following table reconciles the income tax benefit at the U.S. Federal statutory rate to income tax benefit at the Company's effective tax rates.

	For the year ended	For the year ended
	December 31, 2013	December 31, 2012
	$	$
Net loss before taxes	(1,019,500)	(4,433,769)
Statutory tax rate	34%	34%
Income tax recovery	(346,630)	(1,507,481)
Non-deductible item	1,795	117
Change in estimates	(175,618)	1,184
Change enacted tax rate	0	(31,051)
Foreign tax rate difference	32,657	355,188
Change in valuation allowance	487,796	1,182,043
Income tax expense (recovery)	-	-

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013

Note 8 – Income Taxes (Continued)

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Deferred tax assets (liabilities) at December 31, 2013 and 2012 are comprised of the following:

	December 31, 2013	December 31, 2012
	$	$
Loss carry forwards	1,696,657	1,177,605
Stock based compensation	-	33,150
Financial instrument	(1,120)	(3,014)
Valuation allowance	(1,695,537)	(1,207,741)
Deferred tax assets	-	-

As at December 31, 2013, the Company's deferred tax asset attributable to its US net operating loss carry forwards is $4,625,892 (2012 - $561,683). These losses expire as follow:

Year	Total
2029	3,585
2030	74,651
2031	99,907
2032	3,801,953
2033	645,796
4,625,892

As at December 31, 2013, the Company's deferred tax asset attributable to Israeli net operating loss carry forwards is $495,414 (2012 – $3,946,530). These losses carry forward indefinitely.

The deferred tax assets have not been recognized because at this stage of the Company’s development, it is not determinable that future taxable profit will be available against which the Company can utilize such deferred tax assets.

Note 9 – Commitments and Guarantees

The Company did not become a guarantor to any parties as at December 31, 2013.

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
December 31, 2013

Note 9 – Commitments and Guarantees (Continued)

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

4.

On October 30, 2012, ODT and Savicell signed an employment agreement with Eyal Davidovits, its new chief operating officer, which agreement entailed an effective date of September 1, 2012. In return for acting as its chief operating officer, the Company will provide Mr. Davidovits an annual salary of NIS 432,000, together with other benefits and the potential for additional bonuses as declared from time to time by the Company’s board of directors. The agreement will end on August 31, 2017 unless terminated early in accordance with the termination provisions contained within the employment agreement.

5.

On November 8, 2012, ODT and Savicell signed an employment agreement with Dr. Irit Arbel, its new vice president, research and development, which agreement entailed an effective date of September 1, 2012. In return for acting as its new vice president, research and development officer, the Company will provide Dr. Arbel an annual salary of NIS 408,000 together with other benefits and the potential for additional bonuses as declared from time to time by the Company’s board of directors. The agreement will end on August 31, 2017 unless terminated early in accordance with the termination provisions contained within the employment agreement.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2013

Note 10 – Subsequent Event

On January 1, 2014, the Company granted options to purchase 500,000 shares of its common stock to a senior research consultant, pursuant to a consulting agreement. The exercise price of the options is $0.01 per share and may be exercised for five years. The options vest as to one quarter immediately, and one quarter each on the first, second and third anniversaries of the date of grant.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, with the participation of our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, management concluded that as of the end of the period covered by this annual report on Form 10-K, these disclosure controls and procedures were ineffective.

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

Our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2013 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2013 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B OTHER INFORMATION.

None.

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

Our directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Giora Davidovits	Chief Executive Officer, President, Secretary, Treasurer and Director Chief Financial Officer	59	July 30, 2012 October 2, 2012
David Eyal Davidovits	Vice President Business Development Chief Operations Officer Director	45	April 5, 2012 July 30, 2012 November 7, 2012
Irit Arbel	Executive Vice President, Research and Development	53	July 30, 2012
Benjamin Cherniak	Director	45	August 4, 2010
Rami Hadar	Director, Savicell Diagnostic Ltd.	51	November 11, 2013

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during at least the past five years.

Giora Davidovits, Director, Chief Executive Officer, Chief Financial Officer, President, Secretary, and Treasurer

Mr. Davidovits is currently our Chief Executive Officer, Chief Financial Officer, President, Secretary Treasurer and a director of our company. Mr. Davidovits brings 25 years of management experience at Fortune 500 companies to our company, including Procter & Gamble, Johnson & Johnson, Abbott Laboratories, and Rorer Consumer Pharmaceuticals, and of research experience at Ortho Diagnostics. He is the President and a senior partner of CorInsight LLC, a marketing, business development and technology transfer consultancy, and the past Chief Executive Officer of ABC Diabetes, Inc. He has a BA in biochemistry from Brandies University and an MBA from Cornell University. Mr. Davidovits introduced and successfully launched many products either in the role of marketing executive or consultant. His healthcare experience includes diabetes, cancer, pregnancy, cardiology, nephrology, podiatry, HIV, nutrition, and multiple OTC categories.

Mr. Davidovits has a BA in biochemistry from Brandies University and an MBA from Cornell University. Mr. Davidovits introduced and successfully launched many products either in the role of marketing executive or consultant. His healthcare experience includes diabetes, cancer, pregnancy, cardiology, nephrology, podiatry, HIV, nutrition, and multiple OTC categories.

We believe Mr. Davidovits is qualified to serve on our board of directors because of his education and business experiences, including his experience as a director of similar companies, as described above.

David Eyal Davidovits, Director, Vice President Business Development and Chief Operating Officer

Mr. Davidovits brings 20 years of marketing, finance, and operations executive experience at Intel, Marvell, and CorInsight. Mr. Davidovits was the Vice President of Business Development of our company since April 5, 2012. His experience includes assessments of strategic partnerships and joint ventures with Intel Capital, Intel Haifa computer mobility group operations, finance management at Intel USA, and the development of and responsibility for major Fortune 500 company accounts at CorInsight. Mr. Davidovits is a senior partner of CorInsight LLC, a marketing, business development and technology transfer consultancy, and General Manager of CorInsight’s Israel office.

Mr. Davidovits has BS in Manufacturing Engineering and Business Studies from Coventry University, UK.

We believe Mr. Davidovits is qualified to serve on our board of directors because of his education and business experiences, including his experience as a director of similar companies, as described above.

Irit Arbel, Executive Vice President, Research and Development

Irit Arbel brings 15 years of management experience in the areas of cell therapy, medical devices, and pharmaceuticals. She is a co-founder and served as chairperson of several medical device companies including Real Aesthetics Inc. and BRH Medical. She is a member of the RFB Investment House management team, and the co-founder and board member at Brainstorm Cell Therapeutics. She served as CEO of Pluristem Therapeutics and was Israel’s national sales manager for Merck, Sharp and Dohme Ltd. Ms. Arbel has extensive experience leading companies from startup to exits. She was a post doctorate at Hadassah Hospital Neurological Department.

Ms. Arbel was a post doctorate at Hadassah Hospital Neurological Department. Ms. Arbel received a Doctor of Science (D.Sc.) in Neurology from The Technion Medical School; MA in Medical Science; and BA in Chemical Engineering and Biology. Her healthcare experience includes Alzheimer’s, MS, ALS, cancer, stem cell therapy, cardiology, ophthalmology, and diabetic wound healing.

Benjamin Cherniak, Director

Mr. Cherniak is a director of our company. Since 2007, Mr. Cherniak has also served as President for various companies engaged in the dissemination of sports information relevant to the North American professional and collegiate leagues. In these capacities, Mr. Cherniak’s responsibilities have included international business development and the overseeing of all business operations of the various companies. From 2003 to 2006, Mr. Cherniak was a principal with Bosworth Field Associates and in 2007 Mr. Cherniak was a principal of Stanton Chase International. Bosworth and Stanton are two executive recruiting firms, specializing in the finance and accounting sectors. Previously, Mr. Cherniak has significant experience in a wide array of businesses, specializing in the areas of marketing and product development.

We believe Mr. Cherniak is qualified to serve on our board of directors because of his education and varied business experiences, including his experience as our director, as described above.

Rami Hadar, Director, Savicell Diagnostic Ltd.

Mr. Hadar is currently President & CEO of Allot Communications Ltd.

Mr. Hadar founded and served as CEO of CTP Systems (micro cellular networks) until its acquisition by DSP Group Inc. and subsequently the company was acquired by Intel Corporation. Mr. Hadar went on to co-found Ensemble Communications broadband wireless space and the WiMax standard, where he served as executive vice president, sales and marketing. Following that, Mr. Hadar served as CEO of Native Networks where he was instrumental in successfully shaping the company into a market-driven provider of MPLS based solutions and in orchestrating the company’s ultimate acquisition by Alcatel.

We believe Mr. Hadar is qualified to serve on our subsidiary’s board of directors because of his education and varied business experiences, including his experience as described above.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2013, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

		Number of Transactions
		Not Reported on a	Failure to File
Name	Number of Late Reports	Timely Basis	Requested Forms
Rami Hadar	1	1	nil

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

ITEM 11. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2013;
(b)

each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2013 who had total compensation exceeding US $100,000; and

(c)	and up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2013,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2013 and 2012, are set out in the following summary compensation table (in USD):

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary/Fees ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Giora Davidovits CEO, CFO, President, Secretary, Treasurer and Director(1)	2013 2012 2011	$249,996 $83,333 N/A	Nil $8,400 N/A	Nil Nil N/A	Nil $37,500 N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	$249,996 $129,233 N/A
David Eyal Davidovits VP Business Development, COO, and Director(2)	2013 2012 2011	$119,620 $36,000 N/A	Nil $7,000 N/A	Nil Nil N/A	Nil $27,500 N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	$119,620 $70,500 N/A
Benjamin Cherniak Director and former President, Secretary and Treasurer(3) Robbie Manis Former CFO(4)	2013 2012 2011 2013 2012 2011	N/A $20,000 Nil $108,000 $64,500 Nil	N/A Nil Nil Nil Nil Nil	N/A Nil Nil Nil Nil Nil	N/A Nil Nil Nil $10,000 Nil	N/A Nil Nil Nil Nil Nil	N/A Nil Nil Nil Nil Nil	N/A Nil Nil Nil Nil Nil	N/A $20,000 Nil $108,000 $74,500 $8,333

1	Mr. Davidovits was appointed as Chief Executive Officer, President, Secretary, Treasurer and as a director on July 30, 2012 and Chief Financial Officer on October 2, 2012.
2	Mr. Davidovits was appointed as Vice President Business Development on April 5, 2012, Chief Operations Officer on July 30, 2012, and as a director on November 7, 2012.
3	Mr. Cherniak was appointed as a director and President, Secretary and Treasurer on August 4, 2010 and resigned as our President, Secretary and Treasurer on July 30, 2012.
4	Mr. Manis was appointed as Chief Financial Officer of our company on July 30, 2012 and resigned as Chief Financial Officer on October 2, 2012. Amounts include those paid to Mr. Manis’ holding company.

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

Employment Agreement

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

Amendment to Employment Agreement

On February 11, 2013 we entered into an amendment to Mr. Davidovits’ employment agreement in order to correct a minor numbering error in the original agreement. All other terms and conditions remain the same.

Outstanding Equity Awards at Fiscal Year-End of Named Executive Officers

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2013:

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

Director Compensation

The following is a summary of the compensation payable to our directors, who are not Named Executive Officers for the fiscal year ended December 31, 2013:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary/Fees Bonus ($)	Awards ($)	Stock Awards ($)	Option - ($)	Non- Equity Incentive Plan Compensa tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Benjamin Cherniak Director	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

Outstanding Equity Awards at Fiscal Year-End of Directors

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2013:

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Benjamin Cherniak Director	Nil	Nil	N/A	N/A

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table sets forth, as of April 3, 2014, certain information known to us with respect to the beneficial ownership of our common stock by (i) each of our directors, (ii) each of our named executive officers (as defined in the “Executive Compensation” section) and current executive officers, (iii) all of our directors and current executive officers as a group, and (iv) each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Management

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Giora Davidovits 16 Carter Lane Andover, MA 01810 USA	common stock	21,423,333 Direct (3)	24.8%
David Eyal Davidovits 69 Hashomer Street Zichron, Yaakov, Israel 30900	common stock	17,470,000 Direct (4)	20.4%
Irit Arbel 6 Hadishon Street Jerusalem, Israel 96956	common stock	8,140,000 Direct (5)	9.6%
Benjamin Cherniak 3120 S. Durango Drive, Suite305 Las Vegas, NV 89117 USA	common stock	2,700,000 Direct	3.3%
Rami Hadar Borechov St. 8A Hod Hasharon, Israel 45204	common stock	481,179 Direct(6)	0.6%
Directors and Executive Officers as a Group (5 persons)	common stock	50,214,512	58.70%

Beneficial Holders

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Yonatan Ackerman Moshav Rakefet 24 Misgav 20175 Israel	Common Stock	4,900,000 Direct	5.9%
Brown Brothers Harriman & Co 140 Broadway New York NY 10005	Common Stock	4,712,000 Direct (7)	5.7%
		9,612,000	11.60%

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

(2)

Based on 82,636,433 shares of common stock issued and outstanding as of April 3, 2014. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(3)	Includes 3,750,000 options to purchase shares of common stock exercisable within 60 days.

(4)	Includes 2,750,000 options to purchase shares of common stock exercisable within 60 days.

(5)	Includes 2,000,000 options to purchase shares of common stock exercisable within 60 days.

(6)	Includes 481,179 options to purchase shares of common stock exercisable within 60 days.

(7)	We have been unable to obtain the information regarding the voting and dispositive powers with respect to the shares of our common stock that are beneficially owned by Brown Brothers Harriman & Co.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with related persons

Other than as disclosed below, there have been no transactions since the beginning of our last fiscal year, or any currently proposed transaction, in which we were or are to be a participant, and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

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

On November 4, 2011, we entered into a loan Agreement (“Loan Agreement”) with one of our shareholders to settle a loan payable in the amount of $74,062. Pursuant to the Loan Agreement, the terms of repayment were amended to specify that 10% of the gross proceeds of any prospective debt or equity financing undertaken by us would be applied to the repayment of the principal of this loan until fully repaid. The term loan is unsecured, non-interest bearing and requires that any balance remaining outstanding on November 4, 2016 would then be fully due and payable.

Our management has estimated that we will raise equity financing of $500,000 in each of 2013 and 2014 such that the loan payable will be fully repaid upon the equity raise in 2014. Management had determined the net present value of the term loan as at the date of restructuring to be $58,229 by discounting the future anticipated repayments at a relative market rate of 11.68%. As a result of the restructuring, we recorded $15,833 of additional paid-in capital. During the year ended December 31, 2013, we recorded interest accretion of $5,572 (December 30, 2012 - $5,854).

A summary of the Term Loan is as follows:

	December 31, 2013	December 31, 2012
Term loan – face value	$ 74,062	$ 74,062
Effective interest rate – 11.68%	(15,833)	(15,833)
Net present value	58,229	58,229
Interest accretion	12,541	6,969
Total	70,770	65,198
Current portion	70,000	31,645
Term loan – long term	$ 770	$ 33,553

During the year ended December 31, 2013, we wrote off a $400 loan owing to a shareholder of our company in connection with the dissolution of RelationshipScoreboard.com.

During the year ended December 31, 2013, we incurred consulting fees of $590,595 payable to directors and officers and companies controlled by our directors and officers.

As at December 31, 2013, $88,433 was payable to a company controlled by a former director / officer of our company and $343,965 was payable to current officers or directors of our company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The following table sets forth the fees billed to our company for professional services rendered by MNP LLP, our independent registered public accounting firm for the years ended December 31, 2013 and 2012:

Fees	2013	2012
Audit Fees	$19,500	19,000
Audit Related Fees	9,200	9,923
Tax Fees	nil	nil
Other Fees	nil	nil
Total Fees	$28,700	28,923

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before an external auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (the functions of which are performed by our entire board of directors); or
•

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

10.12	Employment Agreement with Giora Davidovits dated September 1, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K filed September 19, 2012)
10.13	Form of Conversion and Participation Rights Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 1, 2012)
10.14	Employment Agreement with Eyal Davidovits dated October 30, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K filed November 5, 2012)
10.15	Form of Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.16	Form of Offshore Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.17	Form of Canadian Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
(21)	Subsidiaries
21.1	Savicell Diagnostic Ltd. our approximately 75.88% subsidiary incorporated in Israel on April 23, 2012

21.2	Savicell Ltd.
21.3	Savicell Inc.
(31) (32)	Certifications
31.1*	Section 302 of the Sarbanes-Oxley Act of 2002 of Giora Davidovits
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Giora Davidovits
99	Additional exhibits
99.1*	2013 Stock Option Plan with Israeli Appendix and Certificate
(100)	XBRL
(101)	Interactive Data File
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ONLINE DISRUPTIVE TECHNOLOGIES, INC.

By

/s/ Giora Davidovits
Giora Davidovits
President, Chief Executive Officer, Chief Financial Officer,
Treasurer, Secretary and Director
(Principal Executive Officer and Principal Financial Officer
and Principal Accounting Officer)
April 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By

/s/ Giora Davidovits
Giora Davidovits
April 14, 2014

/s/ Benjamin Cherniak
Benjamin Cherniak
Director
April 14, 2014

/s/ Eyal Davidovits
Eyal Davidovits
Director
April 14, 2014