Form 10-Q
period 2014-03-31
ONLINE DISRUPTIVE TECHNOLOGIES, INC.
filed 2014-05-20
CIK 1498380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Yes [   ]      No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:
As of May 15, 2014, there were 82,636,433 shares of common stock, par value $0.001, outstanding.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONLINE DISRUPTIVE TECHNOLOGIES, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2014
(Unaudited)

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)
	March 31, 2014	December 31, 2013
	$	$
ASSETS

Current Assets
Cash and Cash Equivalents	809,848	851,787
Prepaid expenses	-	3,402
VAT Receivable	20,176	7,506
Total Current Assets	830,024	862,695
Total Assets	830,024	862,695

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Liabilities	710,450	465,450
Term Loan – Related Party (Note 6)	71,530	70,000
Total Current Liabilities	781,980	535,450
Term Loan – Related Party (Note 6)	-	770
Total Liabilities	781,980	536,220

EQUITY

Authorized: 20,000,000 Preferred Shares, par value $0.001 500,000,000 Common Shares, par value $0.001 Issued and outstanding: Nil Preferred Shares 82,636,433 Common Shares (December 31, 2013: 82,636,433 Common Shares)	67,036	67,036
Additional Paid-in Capital	4,932,003	4,889,441
(Deficit) Accumulated During the Development Stage	(5,207,997)	(4,908,913)
Total Common Stockholders’ (Deficiency)	(208,958)	47,564

Non-Controlling Interests	257,002	278,911
Total Equity	48,044	326,475
Total Liabilities and Equity	830,024	862,695

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
	Three	Three
	months	months	For the period from
	ended	ended	November 16, 2009
	March 31,	March 31,	(inception) to
	2014	2013	March 31, 2014
General and Administrative Expenses	$	$	$
Accounting Fees	6,000	6,000	50,779
Audit & Tax Fees	34,284	19,500	126,870
Bank Fees	125	138	4,582
Amortization Expenses – Web Development	-	-	3,490
Consulting Fees	136,152	153,474	1,007,655
Filing and Transfer Agent Fees	138	2,487	52,334
Legal Fees	3,480	40,598	237,558
Travel Expenses	1,168	-	29,053
Office and Miscellaneous Expense	1,583	13,096	14,705
Research and Development Expense	154,000	10,231	4,119,070
Marketing Expense	521	21,782	183,316
Insurance Expense	12,774	23,308	34,546
Stock-Based Compensation	3,939	-	106,521
Meals & Entertainment Expenses	101	-	1,185
	354,265	290,614	5,971,664

(Loss) Before Other Expense	(354,265)	(290,614)	(5,971,664)
Other Expense
Interest Expense	(984)	(1,845)	(23,759)

Write-off of Website Development Costs	-	-	(5,485)
Gain on dissolution subsidiary	-	430	430
Foreign Currency Gain (Loss)	18,914	17,874	43,244
	(336,335)	(274,155)	(5,957,234)

Net (Loss) and Comprehensive (Loss) for the period	(336,335)	(274,155)	(5,957,234)

Net (Loss) and Comprehensive (Loss) attributable to:
Common Stockholders	(299,084)	(250,634)	(5,207,997)
Non-Controlling Interests	(37,251)	(23,521)	(749,237)
	(336,335)	(274,155)	(5,957,234)
Basic and Diluted Net Loss per Common Share	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	82,636,433	82,636,433

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Equity (Deficiency)
For the period from November 16, 2009 to March 31, 2014
(Unaudited)

				(Deficit)
				Accumulated	Total
			Additional	During the	Common		Total
	Common Stock		Paid In	Development	Shareholders’	Non-Controlling	Equity
	Shares	Amount	Capital	Stage	Deficiency	Interests	(Deficiency)
		$	$	$	$	$	$
Shares issued for cash at $0.0001
per share on November 16, 2009	1,000	-	-	-	-	-	-
Shares issued for cash at $0.000025 per share on December 5, 2009	15,999,000	400	-	-	400	-	400
Net loss for the period	-	-	-	(1,179)	(1,179)	-	(1,179)
Balance December 31, 2009	16,000,000	400	-	(1,179)	(779)	-	(779)
Recapitalization – ODT	2,000,100	2,000	6,999	-	8,999	-	8,999
Imputed interest from shareholders	-	-	3,009	-	3,009	-	3,009
Net loss for the year	-	-	-	(66,056)	(66,056)	-	(66,056)
Balance December 31, 2010	18,000,100	2,400	10,008	(67,235)	(54,827)	-	(54,827)
Shares issued for cash at $0.01 per share on February 24th, 2011	6,000,000	6,000	54,000	-	60,000	-	60,000
Imputed interest from shareholders	-	-	6,199	-	6,199	-	6,199
Restructured term loan – a related party	-	-	15,833	-	15,833	-	15,833
Net loss for the year	-	-	-	(100,394)	(100,394)		(100,394)
Balance December 31, 2011	24,000,100	8,400	86,040	(167,629)	(73,189)	-	(73,189)
Shares issued for cash at $0.001 per share on April 9, 2012	17,750,000	17,750	-	-	17,750	-	17,750
Shares issued for cash at $0.001	12,000,000	12,000	-	-	12,000	-	12,000

per share on May 23, 2012
Shares issued on debt settlement at $0.0075 per share on July 10, 2012	8,000,000	8,000	52,000	-	60,000	-	60,000
Shares issued for cash at $0.01 per share on July 23, 2012	3,413,000	3,413	30,717	-	34,130	-	34,130
Shares issued on debt settlement at $0.01 per share on July 23, 2012	500,000	500	4,500	-	5,000	-	5,000
Shares issued on debt settlement at $0.01 per share on November 16, 2012	14,873,333	14,873	133,860	-	148,733	-	148,733
Shares issued on debt settlement at $0.01 per share on November 23, 2012	2,100,000	2,100	18,900	-	21,000	-	21,000
Warrant certificate issued in subsidiary	-	-	-	-	-	674,381	674,381
Change ownership of Savicell	-	-	3,486,494	-	3,486,494	-	3,486,494
Stock Option Expense	-	-	97,500	-	97,500	-	97,500
Share issuance costs	-	-	(5,900)	-	(5,900)	-	(5,900)
Net loss for the year	-	-	-	(3,801,550)	(3,801,550)	(632,219)	(4,433,769)
Balance December 31, 2012	82,636,433	67,036	3,904,111	(3,969,179)	1,968	42,162	44,130

Stock Option Expense	-	-	5,082	-	5,082	-	5,082
Change ownership of Savicell	-	-	980,248	-	980,248	316,516	1,296,764
Net loss for the year	-	-	-	(939,734)	(939,734)	(79,767)	(1,019,501)
Balance December 31, 2013	82,636,433	67,036	4,889,441	(4,908,913)	47,564	278,911	326,475
Stock Option Expense	-	-	3,939	-	3,939	-	3,939
Change ownership of Savicell	-	-	38,623	-	38,623	15,342	53,965
Net loss for the period	-	-	-	(299,084)	(299,084)	(37,251)	(336,335)
Balance March 31, 2014	82,636,433	67,036	4,932,003	(5,207,997)	(208,958)	257,002	48,044

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From
			November 16,
	Three months	Three months	2009
	ended March 31,	ended March	(inception) to
	2014	31, 2013	March 31, 2014
Cash flow from Operating Activities	$	$	$
Net loss for the period	(336,335)	(274,155)	(5,957,234)
Adjustment for items not involving cash:
Stock-Based Compensation	3,939	-	106,521
Shares Issued for Consulting Services	-	-	234,733
Imputed Interest	760	1,333	22,509
Research and Development Expense	-	-	2,998,682
Gain on dissolution subsidiary	-	(430)	(430)
Amortization – Website Development Costs	-	-	3,490
Write-off of Website Developments Costs	-	-	5,485
Changes in non-cash working capital items:
(Increase) in VAT receivable	(12,670)	151,412	(20,177)
(increase) in Prepaid Expense	3,402	-	-
Increase (decrease) in Accounts Payable and
Accrued Liabilities	241,199	(292,558)	696,218
Net Cash (Used in) Operating Activities	(99,705)	(414,398)	(1,910,203)
Cash flow from Financing Activities
Common Shares Issued, Net of Issuance Costs	-	-	118,380
Non-Controlling Interests	57,766	663,727	2,516,724
Increase (Decrease) in Loan Payable – Related
Parties	-	-	74,462
Net Cash Provided by Financing Activities	57,766	663,727	2,709,566
Cash flow from Investing Activities
Cash Acquired on Acquisition of A Subsidiary	-	-	14,910
Website Development Costs	-	-	(4,425)
Net Cash Provided by (Used in) Investing
Activities	-	-	10,485
Net Increase (Decrease) in Cash and Cash
equivalents	(41,939)	249,329	809,848
Cash and Cash equivalents, Beginning of
Period	851,787	414,478	-
Cash and Cash equivalents, End of Period	809,848	663,807	809,848
Supplementary Information
Interest Paid	-	-	-
Income Taxes Paid	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2014
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

These consolidated financial statements have been prepared with the ongoing assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has working capital of $48,044 as at March 31, 2014 (December 31, 2013 – $327,245) and an accumulated deficit of $5,207,997. Furthermore, additional future losses are anticipated which raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do no include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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
March 31, 2014
(Unaudited)

Note 2 - Significant Accounting Policies

a)              Basis of Presentation
These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”). All adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows as at March 31, 2014 have been included.

b)              Principles of Consolidation
These consolidated financial statements include the accounts of the Company, its former wholly-owned subsidiary RS and its 75.51% interest in Savicell. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

e)              Cash and Cash Equivalents
Cash and cash equivalents consist entirely of readily available cash balances. There were no cash equivalents as of March 31, 2014 and December 31, 2013.

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

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements - Audited
March 31 2014
(Unaudited)

Note 2 - Significant Accounting Policies (Continued)

For the quarter ended March 31, 2014, the Company incurred stock compensation expense of $3,939. The Company did not incur compensation expense for the same period ending March 31, 2013.

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

Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Stock options are considered to be common stock equivalents and were not included in the net loss per share calculation for the quarter ended March 31, 2014 and December 31, 2013 because the inclusion of such underlying shares would have had an anti-dilutive effect.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2014
(Unaudited)

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

As at March 31, 2014, the fair value of cash and cash equivalents was measured using Level 1 inputs.

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
March 31, 2014
(Unaudited)

Note 2 - Significant Accounting Policies (Continued)

n)              Recently Adopted Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2013-05, "Foreign Currency Matters (Topic 830); Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company adopted ASU 2013-05 on January 1, 2014 and the adoption of this pronouncement did not have a material effect on the Company's consolidated financial position or results of operations.

In July 2013, the FASB issued authoritative guidance under Accounting Standard Update ("ASU") 2013-11, which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This accounting standard update requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. ASU 2013-11 will be effective for the Company’s first quarter of fiscal 2014. The Company adopted ASU 2013-11 on January 1, 2014 and the adoption of this pronouncement did not have a material effect on the Company's consolidated financial position or results of operations.

There have been no other accountings pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2014
(Unaudited)

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

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2014
(Unaudited)

Note 3 – License and Research Funding Agreement(Continued)

During the quarter ended March 31, 2014 Savicell incurred research and development cost of $154,000 (March 31, 2013 - $10,231) which were included in the consolidated statements of operations and comprehensive loss.

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

The Company’s management has estimated that ODT will raise equity financing of $500,000 in each of 2014 and 2015 such that the loan payable will be fully repaid upon the equity raise in 2015. Management had determined the net present value of the term loan as at the date of restructuring to be $58,229 by discounting the future anticipated repayments at a relative market rate of 11.68% . As a result of the restructuring, the Company recorded $15,833 of additional paid-in capital. During the quarter ended March 31, 2014, the Company recorded interest accretion of $760 (March 31, 2013 - $1,333).

A summary of the Term Loan is as follows:

	March 31, 2014	December 31, 2013
Term loan – face value	$74,062	$74,062
Effective interest rate – 11.68%	(15,833)	(15,833)
Net present value	58,229	58,229
Interest accretion	13,301	12,541
Total	71,530	70,770
Current portion	71,530	70,000
Term loan – long term	$-	$770

Note 5 – Loans Payable – Related Parties

During the year ended December 31, 2013, In connection with the dissolution of RS, a $400 loan payable owing to a shareholder of the Company was written off.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2014
(Unaudited)

Note 6 – Related Party Transactions

The Company completed the following related party transactions:

During the quarter ended March 31, 2014, the Company incurred consulting fees of $131,469 payable to its directors and officers and companies controlled by such directors and officers (for the quarter ended March 31, 2013 - $153,474).

As at March 31, 2014, included in accounts payable and accrued liabilities, $107,333.33 (December 31, 2013- $88,433) was payable to a company controlled by a former director / officer of the Company and $402,500 (December 31, 2013 -$343,965) was payable to current officers or directors of the Company.

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
March 31, 2014
(Unaudited)

Note 7 –Equity (Continued)

Common shares (continued)

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

As at March 31, 2014 and December 31, 2013 the Company has 82,636,433 common shares issued and outstanding.

Stock Options

On September 1, 2012, the Company granted a total of 9,750,000 stock options to our directors, officers, consultants and employees. The stock options are exercisable at the exercise price of $0.01 per share until September 1, 2022 and vest immediately.

On May 28, 2013, the Company granted a total of 962,358 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. A quarter of the options will vest on each of the first four anniversaries of the date of initial grant. The options were valued based on the Black Scholes model which utilizes the following assumptions: expected dividend yield of nil, expected volatility of 72.99 -95.69%, expected life of 4 years and risk free interest rate of 0.48 -0.90% .

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2014
(Unaudited)

Note 7 –Equity (Continued)

Stock Options (continued)

On August 22, 2013, the Company granted a total of 800,000 stock options to a consultant. The stock options are exercisable at the exercise price of $0.01 per share. 480,000 of the options so granted will vest as to one quarter of such options at the end of each completed year that the consultant provides the services. The remaining 320,000 options will be fully vest when consultant has completed the provision of a minimum of 600 blood samples of lung cancer and control patients during the 4 years from August 22, 2013. One twelfth of these options will vest upon each 50 blood samples having been delivered by the consultant to the Company. As at March 31, 2014 and December 31, 2013, the consultant has not delivered blood samples.

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

On January 1, 2014, the Company granted 500,000 stock options to a senior research consultant. The stock options are exercisable at an exercise price of $0.01 per share. One-third of the options shall vest and become exercisable at the end of each completed year that the consultant provides services to the Company.

For the quarter ended March 31, 2014, the Company recorded stock based compensation of $3,939 for above options.

		Weighted
		Average Exercise
	Number of Options	Price	Expire date
Balance, December 31, 2011	-	$-
Granted	9,750,000	0.01	September 1, 2022
Balance, December 31, 2012	9,750,000	0.01
Granted, on May 28, 2013	962,358	0.01	May 28, 2018
Granted, on August 22, 2013	800,000	0.01	August 22, 2018
Granted, on November 11, 2013	1,924,717	0.01	November 11, 2020
Balance, December 31, 2013	13,437,075	0.01
Granted, on January 1, 2014	500,000	0.01	January 1, 2019
Balance, March 31, 2014	13,937,075	$0.01

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2014
(Unaudited)

Note 7 –Equity (Continued)

Stock Options (continued)

Exercise price	Outstanding as at March 31, 2014			Exercisable as at March 31, 2014
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
	Options	Price	Life (years)	Options	Price	Life (years)

$0.01	9,750,000	$0.01	8.67	9,750,000	$0.01	8.67
0.01	962,358	0.01	4.41	-	-
0.01	800,000	0.01	4.64	-	-
0.01	1,924,717	0.01	6.87	481,179	0.01	6.87
0.01	500,000	0.01	3.68	125,000	0.01	3.68
	13,937,075	$0.01	7.87	10,356,179	$0.01	8.59

Exercise price	Outstanding as at December 31,2013			Exercisable as at December 31, 2013
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
	Options	Price	Life (years)	Options	Price	Life (years)

$0.01	9,750,000	$0.01	8.67	9,750,000	$0.01	8.67
0.01	962,358	0.01	4.41	-	-
0.01	800,000	0.01	4.64	-	-
0.01	1,924,717	0.01	6.87	481,179	0.01	6.87
	13,437,075	$0.01	7.87	10,231,179	$0.01	8.59

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
March 31, 2014
(Unaudited)

Note 7 –Equity (Continued)

Non-Controlling Interests(Continued)

As at December 31, 2012, Savicell had issued a total of 684 shares at $1,698.97 per share representing approximately 5.18% of the fully diluted common equity of Savicell for aggregate proceeds of $1,162,192.

As at December 31, 2013, Savicell issued a total of 760 shares at $1,700 per share representing approximately 5.75% of the fully diluted common equity of Savicell for aggregate proceeds of $1,292,000.

For the quarter ended March 31, 2014, Savicell issued a total of 34 shares at $1,700 per share representing approximately 0.26% of the fully diluted common equity of Savicell for aggregate proceeds of $57,766. Following these share issuances, the Company, the Warrant holder and the Savicell investors held underlying interests in the equity of Savicell of 75.51%, 13.33% and 11.16% respectively.

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

Note 8 – Commitments and Guarantees

The Company did not become a guarantor to any parties as at March 31, 2014.

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
March 31, 2014
(Unaudited)

Note 8 – Commitments and Guarantees (Continued)

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

Expenses

For the three months ended March 31, 2014 and 2013, we incurred the following expenses:

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
General and Administrative Expenses	$	$
Accounting Fees	6,000	6,000
Audit & Tax Fees	34,284	19,500
Bank Fees	125	138
Amortization Expenses – Web	-	-
Development
Consulting Fees	136,152	153,474
Filing and Transfer Agent Fees	138	2,487
Legal Fees	3,480	40,598
Travel Expenses	1,168	-
Office and Miscellaneous Expense	1,583	13,096
Research and Development Expense	154,000	10,231
Marketing Expense	521	21,782
Insurance Expense	12,774	23,308
Stock-Based Compensation	3,939	-
Meals & Entertainment Expenses	101	-
	354,265	290,614

Following the incorporation of Savicell and the entering into of the License Agreement, the scope of consolidated activities increased markedly. As a result, there was a substantial increase in all aspects of professional fees and other compliance related expenses. We are now represented by counsel in both the United States as well as Israel. Given that Savicell has been undertaking continuous equity financing initiatives, heavier reliance has been placed on professionals and consultants in furtherance of such endeavors. We have recently commenced clinical testing with respect to our early cancer diagnostic methodology which has had the effect of materially increasing our research and development expense for the quarter ended March 31, 2014. We believe that as the scope of our testing increases, the quantum of the R&D expense will remain substantial.

Liquidity And Capital Resources

Working Capital
	March 31, 2014	December 31, 2013
Current Assets	$830,024	$862,695
Current Liabilities	$781,980	$535,450
Working Capital (Deficiency)	$48,044	$327,245

The working capital decreased because of the continuous increase in accounts payable owing to management and consultants given that only a portion of their compensation is paid on a current basis whereas the balance is accrued.

Cash Flows

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
Net Cash (Used in) Operating Activities	(99,705)	(414,398)
Net Cash Provided by Financing Activities	57,766	663,727
Net Cash Provided by (Used in) Investing Activities	-	-
Net Increase (Decrease) in Cash and Cash equivalents	(41,939)	249,329

Cash (Used in) Operating Activities

The decrease in cash used in operating activities compared to the same period last year is because of the increased reliance on accounts payable in the financing of current operations.

Cash Provided by Financing Activities

The decrease in cash provided by financing activities compared to the same period last year results from a slowdown in the equity financing at Savicell.

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

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at March 31, 2014, our company has accumulated deficit of $5,207,997 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next 12 months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted in their report on the financial statements for the year ended December 31, 2013, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. This evaluation was implemented under the supervision and with the participation of our Chief Executive Officer.

Based on this evaluation, management concluded that, as of March 31, 2014, our disclosure controls and procedures are not effective. The ineffectiveness of our disclosure controls and procedures was due to the existence of material weaknesses identified in our annual report on Form 10-K filed with the SEC on April 14, 2014.

Changes in Internal Control over Financial Reporting

During fiscal quarter ended March 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not generated any revenue from operations since our incorporation. We expect that our operating expenses will increase over the next 12 months as we ramp-up our business. We estimate our average monthly expenses over the next 12 months to be approximately $85,000, including general and administrative expenses but excluding acquisition costs and the cost of any research expenditures and product development. In addition, we anticipate expending $1,000,000 in aggregate research and development and product development costs including in the context of our obligations pursuant to the License Agreement. On March 31, 2014, we had cash and cash equivalents of $809,848. As of March 31, 2014, we had total liabilities of approximately $781,980. If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the three month period ended March 31, 2014, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to an exhibit to a registration statement on Form S-1 filed on August 10, 2010)
3.2	Bylaws (incorporated by reference to an exhibit to a registration statement on Form S-1 filed on August 10, 2010)

Exhibit Number	Description
(10)	Material Contracts
10.1	Consulting Agreement dated November 1, 2011 with 1367826 Ontario Limited and Robbie Manis (incorporated by reference to an exhibit to a current report on Form 8-K filed on November 3, 2011)
10.2	Consulting Agreement dated November 1, 2011 with Kerry Chow (incorporated by reference to an exhibit to a current report on Form 8-K filed on November 3, 2011)
10.3	Loan Terms Agreement dated November 4, 2011 with Peter Hough (incorporated by reference to an exhibit to a current report on Form 8-K filed on November 8, 2011)
10.4	Mineral Property Acquisition Agreement dated November 21, 2011 with Minera Del Pacifico, S.A. (incorporated by reference to an exhibit to a current report on Form 8-K filed November 21, 2011)
10.5	Loan Terms Agreement dated November 24, 2011 with Amir Rachmani (incorporated by reference to an exhibit to a current report on Form 8-K filed November 24, 2011)
10.6	Loan Terms Agreement dated February 13, 2012 with Ori Ackerman (incorporated by reference to an exhibit to a current report on Form 8-K filed February 13, 2012)
10.7	Form of Subscription Agreement for Non-US Subscribers (incorporated by reference to an exhibit to a current report on Form 8-K filed May 24, 2012)
10.8	Form of Subscription Agreement for US Subscribers (incorporated by reference to an exhibit to a current report on Form 8-K filed May 24, 2012)
10.9	Form of Shares for Debt Agreement for Canadian Subscribers (incorporated by reference to an exhibit to a current report on Form 8-K filed July 18, 2012)
10.10	Form of Subscription Agreement for Non-US Subscribers (incorporated by reference to an exhibit to a current report on Form 8-K filed July 18, 2012)
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

May 20, 2014