Form 10-Q
period 2014-06-30
ONLINE DISRUPTIVE TECHNOLOGIES, INC.
filed 2014-08-14
CIK 1498380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
Yes [   ]      No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:
As of August 7, 2014, there were 82,636,433 shares of common stock, par value $0.001, outstanding.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONLINE DISRUPTIVE TECHNOLOGIES, INC.

(A Development Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2014

(Unaudited)

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	June 30, 2014	December 31, 2013
	$	$
ASSETS

Current Assets
Cash and Cash Equivalents	667,207	851,787
Prepaid expenses	-	3,402
VAT Receivable	6,410	7,506
Total Current Assets	673,617	862,695

Total Assets	673,617	862,695

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Liabilities	667,059	465,450
Term Loan – Related Party (Note 6)	72,312	70,000
Total Current Liabilities	739,371	535,450
Term Loan – Related Party (Note 6)	-	770
Total Liabilities	739,371	536,220

EQUITY

Authorized: 20,000,000 Preferred Shares, par value $0.001 500,000,000 Common Shares, par value $0.001 Issued and outstanding: Nil Preferred Shares 82,636,433 Common Shares (December 31, 2013: 82,636,433 Common Shares)	67,036	67,036
Additional Paid-in Capital	5,040,227	4,889,441
(Deficit) Accumulated During the Development Stage	(5,448,850)	(4,908,913)
Total Common Stockholders’ (Deficiency)	(341,587)	47,564

Non-Controlling Interests	275,833	278,911
Total Equity	(65,754)	326,475
Total Liabilities and Equity	673,617	862,695

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

					For the period
	Three			Six months	from November
	months	Three months	Six months	ended	16, 2009
	ended June	ended June	ended June	June 30,	(inception) to
	30, 2014	30, 2013	30, 2014	2013	June 30, 2014
General and Administrative Expenses	$	$	$	$	$
Accounting Fees	6,000	6,000	12,000	12,000	56,779
Audit & Tax Fees	926	2,200	35,210	21,700	127,796
Bank Fees	235	157	360	295	4,817
Amortization Expenses – Web Development	-	-	-	-	3,490
Consulting Fees	152,022	132,150	288,174	285,624	1,159,677
Filing and Transfer Agent Fees	6,503	3,815	6,641	6,302	58,837
Legal Fees	17,068	28,308	20,548	68,906	254,626
Travel Expenses	4,471	3,754	5,639	3,754	33,524
Office and Miscellaneous Expense	4,159	(10,485)	5,742	2,611	18,864
Research and Development Expense	58,413	19,031	212,413	29,261	4,177,483
Marketing Expense	-	54,396	522	76,178	183,316
Insurance Expense	27,133	-	39,907	23,308	61,679
Stock-Based Compensation	143	9,624	4,082	9,624	106,664
Meals & Entertainment Expenses	251	238	352	238	1,435
	277,324	249,188	631,590	539,801	6,248,988

(Loss) Before Other Expense	(277,324)	(249,188)	(631,590)	(539,801)	(6,248,988)
Other Expense
Interest Expense	(1,137)	(1,868)	(2,121)	(3,713)	(24,897)
Write-off of Website Development Costs	-	-	-	-	(5,485)
Gain related to dissolved subsidiary	-	-	-	430	430
Foreign Currency Gain (Loss)	13,309	2,029	32,223	19,903	56,553
	(265,152)	(249,027)	(601,488)	(523,181)	(6,222,387)

Net (Loss) and Comprehensive (Loss) for the Period	(265,152)	(249,027)	(601,488)	(523,181)	(6,222,387)

Net (Loss) and Comprehensive (Loss) attributable to:
Common Stockholders	(240,853)	(230,734)	(539,937)	(484,749)	(5,448,850)
Non-Controlling Interests	(24,299)	(18,293)	(61,551)	(38,432)	(773,537)
	(265,152)	(249,027)	(601,488)	(523,181)	(6,222,387)
Basic and Diluted Net Loss per Common
Share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	82,636,433	82,636,433	82,636,433	82,636,433

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.

(A Development Stage Company)

Consolidated Statements of Equity (Deficiency)
For the period from November 16, 2009 to June 30, 2014
(Unaudited)

				(Deficit)
				Accumulated	Total
			Additional	During the	Common	Non-	Total
	Common Stock		Paid In	Development	Shareholders’	Controlling	Equity
	Shares	Amount	Capital	Stage	Deficiency	Interests	(Deficiency)
		$	$	$	$	$	$

Shares issued for cash at $0.0001 per share on November 16, 2009	1,000	-	-	-	-	-	-

Shares issued for cash at $0.000025 per share on December 5, 2009	15,999,000	400	-	-	400	-	400

Net loss for the period	-	-	-	(1,179)	(1,179)	-	(1,179)

Balance December 31, 2009	16,000,000	400	-	(1,179)	(779)	-	(779)

Recapitalization – ODT	2,000,100	2,000	6,999	-	8,999	-	8,999

Imputed interest from shareholders	-	-	3,009	-	3,009	-	3,009

Net loss for the year	-	-	-	(66,056)	(66,056)	-	(66,056)

Balance December 31, 2010	18,000,100	2,400	10,008	(67,235)	(54,827)	-	(54,827)

Shares issued for cash at $0.01 per share on February 24th, 2011	6,000,000	6,000	54,000	-	60,000	-	60,000

Imputed interest from shareholders	-	-	6,199	-	6,199	-	6,199

Restructured term loan – a related party	-	-	15,833	-	15,833	-	15,833

Net loss for the year	-	-	-	(100,394)	(100,394)		(100,394)

Balance December 31, 2011	24,000,100	8,400	86,040	(167,629)	(73,189)	-	(73,189)

Shares issued for cash at $0.001 per share on April 9, 2012	17,750,000	17,750	-	-	17,750	-	17,750

Shares issued for cash at $0.001 per share on May 23, 2012	12,000,000	12,000	-	-	12,000	-	12,000

Shares issued on debt settlement at $0.0075 per share on July 10, 2012	8,000,000	8,000	52,000	-	60,000	-	60,000

Shares issued for cash at $0.01 per share on July 23, 2012	3,413,000	3,413	30,717	-	34,130	-	34,130

Shares issued on debt settlement at $0.01 per share on July 23, 2012	500,000	500	4,500	-	5,000	-	5,000

Shares issued on debt settlement at $0.01 per share on November 16, 2012	14,873,333	14,873	133,860	-	148,733	-	148,733

Shares issued on debt settlement at $0.01 per share on November 23, 2012	2,100,000	2,100	18,900	-	21,000	-	21,000

Warrant certificate issued in subsidiary	-	-	-	-	-	674,381	674,381

Change ownership of Savicell	-	-	3,486,494	-	3,486,494	-	3,486,494

Stock Option Expense			97,500		97,500		97,500

Share issuance costs	-		(5,900)	-	(5,900)		(5,900)

Net loss for the year	-	-	-	(3,801,550)	(3,801,550)	(632,219)	(4,433,769)

Balance December 31, 2012	82,636,433	67,036	3,904,111	(3,969,179)	1,968	42,162	44,130

Change ownership of Savicell	-	-	980,248	-	980,248	316,516	1,296,764

Stock Option Expense			5,082		5,082		5,082

Net loss for the period	-	-	-	(939,734)	(939,734)	(79,767)	(1,019,501)

Balance December 31, 2013	82,636,433	67,036	4,889,441	(4,908,913)	47,564	278,911	326,475

Stock Option Expense	-	-	4,082	-	4,082	-	4,082

Change ownership of Savicell	-	-	146,704	-	146,704	58,473	205,177

Net loss for the period	-	-	-	(539,937)	(539,937)	(61,551)	(601,488)

Balance June 30, 2014	82,636,433	67,036	5,040,227	(5,448,850)	(341,587)	275,833	(65,754)

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
Unaudited

			From
			November 16,
	Six months	Six months	2009
	ended June	ended June 30,	(inception) to
	30, 2014	2013	June 30, 2014
Cash flow from Operating Activities	$	$	$
Net loss for the period	(601,488)	(523,181)	(6,222,387)
Adjustment for items not involving cash:
Stock-Based Compensation	4,082	9,624	106,664
Shares Issued for Consulting Services	-	-	234,733
Imputed Interest	1,542	2,705	23,291
Research and Development Expense	-	-	2,998,682
Gain related to dissolved subsidiary	-	(430)	(430)
Amortization – Website Development Costs	-	-	3,490
Write-off of Website Developments Costs	-	-	5,485
Changes in non-cash working capital items:
(Increase) decrease in VAT receivable	1,096	156,640	(6,411)
(Increase) in Prepaid Expense	3,402	-	3,402
Increase (decrease) in Accounts Payable and
Accrued Liabilities	197,808	(226,605)	649,425
Net Cash (Used in) Operating Activities	(393,558)	(580,387)	(2,204,056)
Cash flow from Financing Activities
Common Shares Issued, Net of Issuance Costs	-	-	118,380
Non-Controlling Interests	208,978	1,076,522	2,667,936
Increase (Decrease) in Loan Payable – Related
Parties	-	-	74,462
Net Cash Provided by Financing Activities	208,978	1,076,522	2,860,778
Cash flow from Investing Activities
Cash Acquired on Acquisition of A Subsidiary	-	-	14,910
Website Development Costs	-	-	(4,425)
Net Cash Provided by (Used in) Investing
Activities	-	-	10,485
Net Increase (Decrease) in Cash and Cash
equivalents	(184,580)	496,135	667,207

Cash and Cash equivalents, Beginning of Period	851,787	414,478	-
Cash and Cash equivalents, End of Period	667,207	910,613	667,207
Supplementary Information
Interest Paid	-	-	-
Income Taxes Paid	-	-	-

The accompanying notes are an integral part of these consolidated financial statements

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2014
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

These consolidated financial statements have been prepared with the ongoing assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has working capital deficiency of ($65,754) as at June 30, 2014 (working capital of $327,245 as at December 31, 2013) and an accumulated deficit of $5,448,850. Furthermore, additional future losses are anticipated which raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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
June 30, 2014
(Unaudited)

Note 2 - Significant Accounting Policies

a)           Basis of Presentation

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”). All adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows as at June 30, 2014 have been included.

b)           Principles of Consolidation

These consolidated financial statements include the accounts of the Company, its former wholly-owned subsidiary RS and its 75.01% interest in Savicell. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

e)           Cash and Cash Equivalents

Cash and cash equivalents consist entirely of readily available cash balances. There were no cash equivalents as of June 30, 2014 and December 31, 2013.

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

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements - Audited
June 30, 2014
(Unaudited)

Note 2 - Significant Accounting Policies (Continued)

For the six months ended June 30, 2014, the Company incurred stock compensation expense of $4,082. For the corresponding period of 2013, the stock compensation expense was $9,624.

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

Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Stock options are considered to be common stock equivalents and were not included in the net loss per share calculation for the six months ended June 30, 2014 and December 31, 2013 because the inclusion of such underlying shares would have had an anti-dilutive effect.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2014
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

As at June 30, 2014, the fair value of cash and cash equivalents was measured using Level 1 inputs.

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
June 30, 2014
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
June 30, 2014
(Unaudited)

Note 3 – License and Research Funding Agreement (continued)

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

During the six months ended June 30, 2014, Savicell incurred research and development cost of $212,413 (June 30, 2013 - $29,261) which were included in the consolidated statements of operations and comprehensive loss.

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

The Company’s management has estimated that ODT will raise equity financing of $500,000 in each of 2014 and 2015 such that the loan payable will be fully repaid upon the equity raise in 2015. Management had determined the net present value of the term loan as at the date of restructuring to be $58,229 by discounting the future anticipated repayments at a relative market rate of 11.68% . As a result of the restructuring, the Company recorded $15,833 of additional paid-in capital. During the six months ended June 30, 2014, the Company recorded interest accretion of $1,542 (June 30, 2013 - $2,705).

Note 4 – Term Loan – Related Party (continued)

A summary of the Term Loan is as follows:

	June 30, 2014	December 31, 2013
Term loan – face value	$74,062	$74,062
Effective interest rate – 11.68%	(15,833)	(15,833)
Net present value	58,229	58,229
Interest accretion	14,083	12,541
Total	72,312	70,770
Current portion	72,312	70,000
Term loan – long term	$-	$770

Note 5 – Loans Payable – Related Parties

During the year ended December 31, 2013, In connection with the dissolution of RS, a $400 loan payable owing to a shareholder of the Company was written off.

Note 6 – Related Party Transactions

The Company completed the following related party transactions:

During the six months ended June 30, the Company incurred consulting fees of $288,174 payable to its directors and officers and companies controlled by such directors and officers (for six months ended June 30, 2013 - $285,624).

As at June 30, 2014, included in accounts payable and accrued liabilities, $126,233 (December 31, 2013- $88,433) was payable to a company controlled by a former director/officer of the Company and $476,303 (December 31, 2013 -$343,965) was payable to current officers or directors of the Company.

See Note 4, 5 and 7.

Note 7 – Equity

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
June 30, 2014
(Unaudited)

Note 7 –Equity (Continued)

Common shares (continued)

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

As at June 30, 2014 and December 31, 2013 the Company has 82,636,433 common shares issued and outstanding.

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

On August 22, 2013, the Company granted a total of 800,000 stock options to a consultant. The stock options are exercisable at the exercise price of $0.01 per share. 480,000 of the options so granted will vest as to one quarter of such options at the end of each completed year that the consultant provides the services. The remaining 320,000 options will be fully vest when the consultant has completed the provision of a minimum of 600 blood samples of lung cancer and control patients during the 4 years from August 22, 2013. One twelfth of these options will vest upon each 50 blood samples having been delivered by the consultant to the Company. As at June 30, 2014 the consultant has delivered 50 blood samples.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2014
(Unaudited)

Note 7 –Equity (Continued)

Stock Options (continued)

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

On May 4, 2014, the Company granted 150,000 stock options to a research consultant. The stock options are exercisable at an exercise price of $0.01 per share. One-third of the options shall vest and become exercisable at the end of each completed year that the consultant provides services to the Company.

For the six months ended June 30, 2014, the Company recorded stock based compensation of $4,082 for above options.

		Weighted
		Average Exercise
	Number of Options	Price	Expire date
Balance, December 31, 2011	-	$-
Granted	9,750,000	0.01	September 1, 2022
Balance, December 31, 2012	9,750,000	0.01
Granted, on May 28, 2013	962,358	0.01	May 28, 2018
Granted, on August 22, 2013	800,000	0.01	August 22, 2018
Granted, on November 11, 2013	1,924,717	0.01	November 11, 2020
Balance, December 31, 2013	13,437,075	0.01
Granted, on January 1, 2014	500,000	0.01	January 1, 2019
Granted, on May 4, 2014	150,000	0.01	May 4, 2021
Balance, June 30, 2014	14,087,075	$0.01

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2014
(Unaudited)

Note 7 –Equity (Continued)

Stock Options (continued)

Exercise price	Outstanding as at June 30, 2014			Exercisable as at June 30, 2014
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
	Options	Price	Life (years)	Options	Price	Life (years)

$0.01	9,750,000	$0.01	8.18	9,750,000	$0.01	8.18
0.01	962,358	0.01	3.91	240,590	0.01	3.91
0.01	800,000	0.01	4.15	26,667	-	4.15
0.01	1,924,717	0.01	6.37	481,179	0.01	6.37
0.01	500,000	0.01	4.51	-	-	-
0.01	150,000	0.01	6.85	-	-	-
	13,937,075	$0.01	7.35	10,498,436	$0.01	7.99

Exercise price	Outstanding as at December 31,2013			Exercisable as at December 31, 2013
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
	Options	Price	Life (years)	Options	Price	Life (years)

$0.01	9,750,000	$0.01	8.67	9,750,000	$0.01	8.67
0.01	962,358	0.01	4.41	-	-
0.01	800,000	0.01	4.64	-	-
0.01	1,924,717	0.01	6.87	481,179	0.01	6.87
	13,437,075	$0.01	7.87	10,231,179	$0.01	8.59

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
June 30, 2014
(Unaudited)

Note 7 – Equity (Continued)

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

For the six months ended June 30, 2014, Savicell issued a total of 123 shares at $1,700 per share representing approximately 0.92% of the fully diluted common equity of Savicell for aggregate proceeds of $208,977. Following these share issuances, the Company, the Warrant holder and the Savicell investors held underlying interests in the equity of Savicell of 75.01%, 13.24% and 11.75% respectively.

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

Note 8 – Commitments and Guarantees

The Company did not become a guarantor to any parties as at June 30, 2014.

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
June 30, 2014
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements made in this Form 10-Q include statements about:

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
  our expectation that we will be able to raise capital when we need it; and
  our expectation that there is a new market for screening tests.

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

Pursuant to a license agreement and research funding agreement (the “License Agreement”) dated July 24, 2012 and entered into on July 25, 2012 executed by our Subsidiary and Ramot at Tel Aviv University Ltd. (“Ramot”), a private company incorporated in the State of Israel and having a place of business at 5 Shenker Street, Herzliah, Israel, our Subsidiary was granted a license to certain patented technology relating to the early detection of diseases by measuring metabolic activity in the immune system (the “Technology”). The products (the “Products”) means any instrument, device, process, method, product, component, or system that contain or is based on, in whole or in part, the Technology.

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

Expenses

For the three and six months ended June 30, 2014 and 2013, we incurred the following general and administrative expenses:

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
General and Administrative Expenses	$	$	$	$
Accounting Fees	6,000	6,000	12,000	12,000
Audit & Tax Fees	926	2,200	35,210	21,700
Bank Fees	235	157	360	295
Amortization Expenses – Web Development	-	-	-	-
Consulting Fees	152,022	132,150	288,174	285,624
Filing and Transfer Agent Fees	6,503	3,815	6,641	6,302
Legal Fees	17,068	28,308	20,548	68,906
Travel Expenses	4,471	3,754	5,639	3,754
Office and Miscellaneous Expense	4,159	(10,485)	5,742	2,611
Research and Development Expense	58,413	19,031	212,413	29,261
Marketing Expense	-	54,396	522	76,178
Insurance Expense	27,133	-	39,907	23,308
Stock-Based Compensation	143	9,624	4,082	9,624
Meals & Entertainment Expenses	251	238	352	238
	277,324	249,188	631,590	539,801

Our expenses increased by 11% during the three months ended June 30, 2014 compared to the same period in 2013 primarily due to an increase in consulting fees which were necessitated by an increase in the scope of operations as well as financing initiatives. In addition, we expended greater finds in our research and development initiatives as we commenced clinical testing in connection with a variety of cancers.

Our expenses increased by 17% during the six months ended June 30, 2014 compared to the same period in 2013 because of the enhanced research and development activities described in the preceding paragraph.

Liquidity And Capital Resources

Working Capital

	June 30, 2014	December 31, 2013
Total Current Assets	$673,617	$862,695
Total Current Liabilities	$739,371	$535,450
Working Capital (Deficiency)	$(65,754)	$327,245

Our working capital decreased because the net use of funds in operations have exceeded the new equity financing realized by Savicell.

Cash Flows

	Six months ended	Six months ended
	June 30, 2014	June 30, 2013
Net Cash (Used in) Operating Activities	(393,558)	(580,387)
Net Cash Provided by Financing Activities	208,978	1,076,522
Net Cash Provided by (Used in) Investing Activities	-	-

Cash (Used in) Operating Activities

The decrease in cash used in operating activities compared to the same period last year is because of our increased use of accounts payable to finance our current operations.

Cash Provided by Financing Activities

The decrease in cash provided by financing activities compared to the same period last year results from a slower pace of equity issuances by Savicell within the current fiscal year.

Plan of Operation

We are an early-stage company. There exists substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our expenses. This is because we have not generated any revenues and no material revenues are anticipated until we further develop our business. There is no assurance we will reach this point.

Our primary objectives for the next 12 month period are to further develop the Technology, to prove its efficiency via the ongoing clinical testing and to begin to consider a plan of commercialization.

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

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at June 30, 2014, our company has accumulated deficit of $5,448,850 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next 12 months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. This evaluation was implemented under the supervision and with the participation of our Chief Executive Officer.

Based on this evaluation, management concluded that, as of June 30, 2014, our disclosure controls and procedures are not effective. The ineffectiveness of our disclosure controls and procedures was due to the existence of material weaknesses identified in our annual report on Form 10-K filed with the SEC on April 14, 2014.

Changes in Internal Control over Financial Reporting

During fiscal quarter ended June 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not generated any revenue from operations since our incorporation. We expect that our operating expenses will increase over the next 12 months as we ramp-up our business. We estimate our average monthly expenses over the next 12 months to be approximately $85,000, including general and administrative expenses but excluding acquisition costs and the cost of any research expenditures and product development. In addition, we anticipate expending $900,000 in aggregate research and development and product development costs including in the context of our obligations pursuant to the License Agreement. On June 30, 2014, we had cash and cash equivalents of $667,207. As of June 30, 2014, we had total liabilities of approximately $739,371. If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the three month period ended June 30, 2014, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

August 14, 2014