Form 10-Q
period 2014-09-30
ONLINE DISRUPTIVE TECHNOLOGIES, INC.
filed 2014-11-13
CIK 1498380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Yes [   ]      No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:
As of November 12, 2014, there were 82,636,433 shares of common stock, par value $0.001, outstanding.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONLINE DISRUPTIVE TECHNOLOGIES, INC.

(A Development Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2014

(Unaudited)
( Expressed in US Dollar)

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	September 30, 2014	December 31, 2013
	$	$
ASSETS

Current Assets
Cash and Cash Equivalents	580,989	851,787
Prepaid expenses	-	3,402
VAT Receivable	12,471	7,506
Total Current Assets	593,460	862,695

Total Assets	593,460	862,695

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Liabilities	762,090	465,450
Term Loan – Related Party (Note 4)	73,117	70,000
Total Current Liabilities	835,207	535,450
Term Loan – Related Party (Note 4)	-	770
Total Liabilities	835,207	536,220

EQUITY

Authorized: 20,000,000 Preferred Shares, par value $0.001 500,000,000 Common Shares, par value $0.001 Issued and outstanding: Nil Preferred Shares 82,636,433 Common Shares (December 31, 2013: 82,636,433 Common Shares)	67,036	67,036
Additional Paid-in Capital	5,120,359	4,889,441
(Deficit) Accumulated During the Development Stage	(5,701,566)	(4,908,913)
Total Common Stockholders’ (Deficiency)	(514,171)	47,564

Non-Controlling Interests	272,424	278,911
Total Equity	(241,747)	326,475
Total Liabilities and Equity	593,460	862,695

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

					For the period
	Three			Nine	from November
	months	Three months	Nine months	months	16, 2009
	ended	ended	ended	ended	(inception) to
	September	September	September	September	September 30,
	30, 2014	30, 2013	30, 2014	30, 2013	2014
General and Administrative Expenses	$	$	$	$	$
Accounting Fees	6,000	6,000	18,000	18,000	62,779
Audit & Tax Fees	6,625	4,035	41,835	25,735	134,421
Bank Fees	126	81	486	376	4,943
Amortization Expenses – Web Development	-	-	-	-	3,490
Consulting Fees	135,803	146,353	423,977	431,977	1,295,480
Filing and Transfer Agent Fees	1,678	655	8,319	6,957	60,515
Legal Fees	(786)	14,993	19,762	83,899	253,840
Travel Expenses	1,944	-	7,583	3,754	35,468
Office and Miscellaneous Expense	1,751	1,677	7,493	4,288	20,615
Research and Development Expense	117,138	55,126	329,551	84,387	4,294,621
Marketing Expense	(10)	10,318	512	86,496	183,307
Insurance Expense	4,347	-	44,254	23,308	66,026
Stock-Based Compensation (Note 7)	3,479	(7,626)	11,813	1,998	114,395
Meals & Entertainment Expenses	68	-	420	238	1,504
	278,163	231,612	914,005	771,413	6,531,404

(Loss) Before Other Expense	(278,163)	(231,612)	(914,005)	(771,413)	(6,531,404)
Other Expense
Interest Expense	(792)	(1,868)	(2,913)	(5,577)	(25,689)
Write-off of Website Development Costs	-	-	-	-	(5,485)
Gain related to dissolved subsidiary	-	-	-	430	430
Foreign Currency Gain (Loss)	(2,107)	(7,035)	30,116	12,868	54,447
	(281,062)	(240,513)	(886,802)	(763,692)	(6,507,701)

Net (Loss) and Comprehensive (Loss) for the Period	(281,062)	(240,513)	(886,802)	(763,692)	(6,507,701)

Net (Loss) and Comprehensive (Loss) attributable to:
Common Stockholders	(251,224)	(221,643)	(792,653)	(703,776)	(5,701,566)
Non-Controlling Interests	(29,838)	(18,870)	(94,149)	(59,916)	(806,135)
	(281,062)	(240,513)	(886,802)	(763,692)	(6,507,701)
Basic and Diluted Net Loss per Common Share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	82,636,433	82,636,433	82,636,433	82,636,433

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Equity (Deficiency)
For the period from November 16, 2009 to September 30, 2014
(Unaudited)

							(Deficit)
							Accumulated		Total
					Additional		During the		Common		Non-		Total
	Common Stock				Paid In		Development		Shareholders’		Controlling		Equity
	Shares		Amount		Capital		Stage		Deficiency		Interests		(Deficiency)
		$		$		$		$		$		$
Shares issued for cash at $0.0001 per share on November 16, 2009	1,000		-		-		-		-		-		-

Shares issued for cash at $0.000025 per share on December 5, 2009	15,999,000		400		-		-		400		-		400

Net loss for the period	-		-		-		(1,179)		(1,179)		-		(1,179)

Balance December 31, 2009	16,000,000		400		-		(1,179)		(779)		-		(779)

Recapitalization – ODT	2,000,100		2,000		6,999		-		8,999		-		8,999

Imputed interest from shareholders	-		-		3,009		-		3,009		-		3,009

Net loss for the year	-		-		-		(66,056)		(66,056)		-		(66,056)

Balance December 31, 2010	18,000,100		2,400		10,008		(67,235)		(54,827)		-		(54,827)

Shares issued for cash at $0.01 per share on February 24th, 2011	6,000,000		6,000		54,000		-		60,000		-		60,000

Imputed interest from shareholders	-		-		6,199		-		6,199		-		6,199

Restructured term loan – a related party	-		-		15,833		-		15,833		-		15,833

Net loss for the year	-		-		-		(100,394)		(100,394)				(100,394)

Balance December 31, 2011	24,000,100		8,400		86,040		(167,629)		(73,189)		-		(73,189)

Shares issued for cash at $0.001 per share on April 9, 2012	17,750,000		17,750		-		-		17,750		-		17,750

Shares issued for cash at $0.001 per share on May 23, 2012	12,000,000		12,000		-		-		12,000		-		12,000

Shares issued on debt settlement at $0.0075 per share on July 10, 2012	8,000,000		8,000		52,000		-		60,000		-		60,000

Shares issued for cash at $0.01 per share on July 23, 2012	3,413,000		3,413		30,717		-		34,130		-		34,130

Shares issued on debt settlement at $0.01 per share on July 23, 2012	500,000		500		4,500		-		5,000		-		5,000

Shares issued on debt settlement at $0.01 per share on November 16, 2012	14,873,333		14,873		133,860		-		148,733		-		148,733

Shares issued on debt settlement at $0.01 per share on November 23, 2012	2,100,000		2,100		18,900		-		21,000		-		21,000

Warrant certificate issued in subsidiary	-		-		-		-		-		674,381		674,381

Change ownership of Savicell	-		-		3,486,494		-		3,486,494		-		3,486,494

Stock Option Expense					97,500				97,500				97,500

Share issuance costs	-				(5,900)		-		(5,900)				(5,900)

Net loss for the year	-		-		-		(3,801,550)		(3,801,550)		(632,219)		(4,433,769)

Balance December 31, 2012	82,636,433		67,036		3,904,111		(3,969,179)		1,968		42,162		44,130

Change ownership of Savicell	-		-		980,248		-		980,248		316,516		1,296,764

Stock Option Expense					5,082				5,082				5,082

Net loss for the year	-		-		-		(939,734)		(939,734)		(79,767)		(1,019,501)

Balance December 31, 2013	82,636,433		67,036		4,889,441		(4,908,913)		47,564		278,911		326,475

Stock Option Expense	-		-		11,813		-		11,813		-		11,813

Change ownership of Savicell	-		-		219,105		-		219,105		87,662		306,767

Net loss for the period	-		-		-		(792,653)		(792,653)		(94,149)		(886,802)

Balance September 30, 2014	82,636,433		67,036		5,120,359		(5,701,566)		(514,171)		272,424		(241,747)

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
Unaudited

			From
			November 16,
	Nine months	Nine months	2009
	ended	ended	(inception) to
	September	September 30,	September 30,
	30, 2014	2013	2014
Cash flow from (Used in) Operating Activities	$	$	$
Net loss for the period	(886,802)	(763,692)	(6,507,701)
Adjustment for items not involving cash:
Stock-Based Compensation	11,813	1,998	114,395
Shares Issued for Consulting Services	-	-	234,733
Imputed Interest	2,347	4,118	24,096
Research and Development Expense	-	-	2,998,682
Gain related to dissolved subsidiary	-	(430)	(430)
Amortization – Website Development Costs	-	-	3,490
Write-off of Website Developments Costs	-	-	5,485
Changes in non-cash working capital items:
(Increase) decrease in VAT receivable	(4,965)	152,761	(12,472)
(Increase) decrease in Prepaid Expense	3,402	-	3,402
Increase (decrease) in Accounts Payable and Accrued Liabilities	292,430	(144,375)	744,047
Net Cash (Used in) Operating Activities	(581,775)	(749,620)	(2,392,273)
Cash flow from Financing Activities
Common Shares Issued, Net of Issuance Costs	-	-	118,380
Non-Controlling Interests	310,977	1,244,822	2,769,935
Increase (Decrease) in Loan Payable – Related Parties	-	-	74,462
Net Cash Provided by Financing Activities	310,977	1,244,822	2,962,777
Cash flow from Investing Activities
Cash Acquired on Acquisition of A Subsidiary	-	-	14,910
Website Development Costs	-	-	(4,425)
Net Cash Provided by (Used in) Investing Activities	-	-	10,485
Net Increase (Decrease) in Cash and Cash equivalents	(270,798)	495,202	580,989

Cash and Cash equivalents, Beginning of Period	851,787	414,478	-
Cash and Cash equivalents, End of Period	580,989	909,680	580,989
Supplementary Information
Interest Paid	-	-	-
Income Taxes Paid	-	-	-

The accompanying notes are an integral part of these consolidated financial statements

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2014
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

These consolidated financial statements have been prepared with the ongoing assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has working capital deficiency of ($241,747) as at September 30, 2014 (working capital of $327,245 as at December 31, 2013) and an accumulated deficit of $5,701,566. Furthermore, additional future losses are anticipated which raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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
September 30, 2014
(Unaudited)

Note 2 - Significant Accounting Policies

a)	Basis of Presentation

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”). All adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows as at September 30, 2014 have been included.

b)	Principles of Consolidation

These consolidated financial statements include the accounts of the Company, its former wholly-owned subsidiary RS and its 74.67% interest in Savicell. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

Cash and cash equivalents consist entirely of readily available cash balances. There were no cash equivalents as of September 30, 2014 and December 31, 2013. The cash and cash equivalents are deposited with various high credit quality financial institutions and may exceed federally insured limits throughout the year.

f)	Stock- based Compensation

Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized as expense in the statements of operations based on their grant date fair values. For stock options granted to employees and to members of the Board of Directors for their services on the Board of Directors, the Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black- Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock.

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

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements - Audited
September 30, 2014
(Unaudited)

Note 2 - Significant Accounting Policies (Continued)

For the nine months ended September 30, 2014, the Company incurred stock compensation expense of $11,813. For the corresponding period of 2013, the stock compensation expense was $1,998

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

Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Stock options are considered to be common stock equivalents and were not included in the net loss per share calculation for the nine months ended September 30, 2014 and December 31, 2013 because the inclusion of such underlying shares would have had an anti-dilutive effect.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2014
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

As at September 30, 2014, the fair value of cash and cash equivalents was measured using Level 1 inputs.

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
September 30, 2014
(Unaudited)

Note 2 - Significant Accounting Policies (Continued)

n)	Recently Adopted Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2013- 05, "Foreign Currency Matters (Topic 830); Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company adopted ASU 2013-05 on January 1, 2014 and the adoption of this pronouncement did not have a material effect on the Company's consolidated financial position or results of operations.

In July 2013, the FASB issued authoritative guidance under Accounting Standard Update ("ASU") 2013- 11, which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This accounting standard update requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. ASU 2013-11 will be effective for the Company’s first quarter of fiscal 2014. The Company adopted ASU 2013- 11 on January 1, 2014 and the adoption of this pronouncement did not have a material effect on the Company's consolidated financial position or results of operations.

o)	Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014 -09, Revenue from Contracts with Customers (ASU 2014- 09). This accounting standard supersedes all existing US GAAP revenue recognition guidance. Under ASU 2014-09, a company will recognize revenue when it transfers the control of promised goods or services to customers in an amount that reflects the consideration which the company expects to collect in exchange for those goods or services. ASU 2014 -09 will require additional disclosures in the notes to the consolidated financial statements and is effective for annual and interim reporting periods beginning after December 15, 2016. The Company is evaluating the impact of ASU 2014-09 and an estimate of the impact to the consolidated financial statements cannot be made at this time.

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
September 30, 2014
(Unaudited)

Note 3 – License and Research Funding Agreement (continued)

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

During the nine months ended September 30, 2014, Savicell incurred research and development cost of $329,551 (September 30, 2013 - $84,387) which were included in the consolidated statements of operations and comprehensive loss.

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

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2014
(Unaudited)

Note 4 – Term Loan – Related Party (continued)

The Company’s management has estimated that ODT will raise equity financing of $500,000 in each of 2014 and 2015 such that the loan payable will be fully repaid upon the equity raise in 2015. Management had determined the net present value of the term loan as at the date of restructuring to be $58,229 by discounting the future anticipated repayments at a relative market rate of 11.68% . As a result of the restructuring, the Company recorded $15,833 of additional paid-in capital. During the nine months ended September 30, 2014, the Company recorded interest accretion of $2,347 (September 30, 2013 - $4,115).

A summary of the Term Loan is as follows:

	September 30, 2014	December 31, 2013
Term loan – face value	$74,062	$74,062
Effective interest rate – 11.68%	(15,833)	(15,833)
Net present value	58,229	58,229
Interest accretion	14,888	12,541
Total	73,117	70,770
Current portion	73,117	70,000
Term loan – long term	$-	$770

Note 5 – Loans Payable – Related Parties

During the year ended December 31, 2013, In connection with the dissolution of RS, a $400 loan payable owing to a shareholder of the Company was written off.

Note 6 – Related Party Transactions

The Company completed the following related party transactions:

During the nine months ended September 30, the Company incurred consulting fees of $423,977, payable to its directors and officers and companies controlled by such directors and officers (for nine months ended September 30, 2013 - $431,977).

As at September 30, 2014, included in accounts payable and accrued liabilities, $144,233 (December 31, 2013 - $88,433) was payable to a company controlled by a former director/officer of the Company and $594,977 (December 31, 2013 -$343,965) was payable to current officers or directors of the Company.

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
September 30, 2014
(Unaudited)

Note 7 –Equity (Continued)

Common shares (continued)

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

As at September 30, 2014 and December 31, 2013 the Company has 82,636,433 common shares issued and outstanding.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2014
(Unaudited)

Note 7 –Equity (Continued)

Stock Options

On September 1, 2012, the Company granted a total of 9,750,000 stock options to our directors, officers, consultants and employees. The stock options are exercisable at the exercise price of $0.01 per share until September 1, 2022 and vest immediately.

On May 28, 2013, the Company granted a total of 962,358 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. A quarter of the options will vest on each of the first four anniversaries of the date of initial grant. The options were valued based on the Black Scholes model which utilizes the following assumptions: expected dividend yield of nil, expected volatility of 72.99 - 95.69%, expected life of 4 years and risk free interest rate of 0.48 - 0.90%.

On August 22, 2013, the Company granted a total of 800,000 stock options to a consultant. The stock options are exercisable at the exercise price of $0.01 per share. 480,000 of the options so granted will vest as to one quarter of such options at the end of each completed year that the consultant provides the services. The remaining 320,000 options will be fully vest when the consultant has completed the provision of a minimum of 600 blood samples of lung cancer and control patients during the 4 years from August 22, 2013. One twelfth of these options will vest upon each 50 blood samples having been delivered by the consultant to the Company. As at September 30, 2014 the consultant has delivered 140 blood samples.

On November 11, 2013, the Company granted a total of 1,924,717 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. A quarter of the options will vest immediately and a quarter on each of the first three anniversaries of the date of initial grant. The options were valued based on the Black Scholes model which utilizes the following assumptions: expected dividend yield of nil, expected volatility of 79.60 -81.02%, expected life of 3 years and risk free interest rate of 0.65 - 0.78% .

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

On May 15, 2014, the Company granted 150,000 stock options to a research statistician. The stock options are exercisable at an exercise price of $0.01 per share. 25,000 options shall vest upon commencement of employment on May 15, 2014. 75,000 options shall vest and become exercisable upon the first completed year that the consultant provides services to the Company. The remaining 50,000 options shall vest and become exercisable upon the second completed year that the consultant continues to provide services to the Company.

For the nine months ended September 30, 2014, Company recorded stock based compensation of $11,813 for the above options. The options were valued based on the Black Scholes model which utilizes the following assumptions: expected dividend yield of nil, expected volatility of 76 - 88%, expected life of 3 years and risk free interest rate of 0.76 - 0.88% .

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2014
(Unaudited)

Note 7 –Equity (Continued)

Stock Options (continued)

		Weighted
		Average Exercise
	Number of Options	Price	Expire date
Balance, December 31, 2011	-	$-
Granted	9,750,000	0.01	September 1, 2022
Balance, December 31, 2012	9,750,000	0.01
Granted, on May 28, 2013	962,358	0.01	May 28, 2018
Granted, on August 22, 2013	800,000	0.01	August 22, 2018
Granted, on November 11, 2013	1,924,717	0.01	November 11, 2020
Balance, December 31, 2013	13,437,075	0.01
Granted, on January 1, 2014	500,000	0.01	January 1, 2019
Granted, on May 4, 2014	150,000	0.01	May 4, 2021
Granted, on May 15, 2014	150,000	0.01	May 15, 2021
Balance, September 30, 2014	14,237,075	$0.01

Exercise price	Outstanding as at September 30, 2014			Exercisable as at September 30, 2014
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
	Options	Price	Life (years)	Options	Price	Life (years)

$ 0.01	9,750,000	$0.01	7.93	9,750,000	$0.01	7.93
0.01	962,358	0.01	3.66	240,590	0.01	3.66
0.01	800,000	0.01	3.90	173,374	0.01	3.90
0.01	1,924,717	0.01	6.12	481,179	0.01	6.12
0.01	500,000	0.01	4.26	-	-	-
0.01	150,000	0.01	6.59	-	-	-
0.01	150,000	0.01	6.63	-	-	-
	14,237,075	$0.01	7.01	10,645,143	$0.01	7.68

Exercise price	Outstanding as at December 31,2013			Exercisable as at December 31, 2013
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
	Options	Price	Life (years)	Options	Price	Life (years)

$ 0.01	9,750,000	$0.01	8.67	9,750,000	$0.01	8.67
0.01	962,358	0.01	4.41	-	-
0.01	800,000	0.01	4.64	-	-
0.01	1,924,717	0.01	6.87	481,179	0.01	6.87
	13,437,075	$0.01	7.87	10,231,179	$0.01	8.59

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2014
(Unaudited)

Note 7 – Equity (Continued)

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

For the nine months ended September 30, 2014, Savicell issued a total of 183 shares at $1,700 per share representing approximately 1.37% of the fully diluted common equity of Savicell for aggregate proceeds of $310,977. Following these share issuances, the Company, the Warrant holder and the Savicell investors held underlying interests in the equity of Savicell of 74.67%, 13.18% and 10.78% respectively.

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

Note 8 – Commitments and Guarantees

The Company did not become a guarantor to any parties as at September 30, 2014.

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
September 30, 2014
(Unaudited)

Note 8 – Commitments and Guarantees (Continued)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements made in this Form 10-Q include statements about:

•	our anticipation that future broad clinical trial studies encompassing larger populations of cancer patients with varying cancers should reveal the full potential of the existing developed strategy;
•	our beliefs regarding the future of our competitors;
•	our belief that there is a large unmet need in cancer diagnostics exists in early diagnosis; accurate diagnosis;
•	our belief that there is a need in this segment for an easier blood-based test that will increase compliance and minimize discomfort;
•	our anticipated development schedule;
•	our expectation that the demand for our products will eventually increase;
•	our expectation that we will be able to raise capital when we need it; and
•	our expectation that there is a new market for screening tests.

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

Obviously, many more tests are required in order to construct a meaningful and significant diagnostic classification. However, what is revealed to date is a major clear-cut shift of immune system metabolic activity pathways from oxidative phosphorylation to aerobic glycolysis between healthy patients and those with various cancer types. Savicell has commenced clinical testing and has realized encouraging early reviews of its breast cancer and lung cancer readouts albeit on a relatively small sample size. Specifically, we were able to distinguish between cancer patients and healthy donors with high sensitivity and specificity (>95%) in breast cancer, lung cancer and in some unspecified cancer groups, again albeit on a relatively small sample size.

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

The second segment is comprised of cancers that lack early diagnostic solutions. For example, lung and ovarian cancers do not have good screening tests and we believe represent a new market. Organizations that determine guidelines already support a screening regimen for ovarian cancer. So, once a reliable test is developed, market adaptation should be faster because the need has already been recognized. According to the American Cancer Society, it and “other health organizations, and ovarian cancer advocacy groups encourage additional research to develop an accurate and valid test for early detection of ovarian cancer”.

Results of Operations

Revenues

We have not earned any revenue from operations since our inception and further losses are anticipated in the development of our business. We are currently in the development stage of our business and we can provide no assurances that we will generate revenue in the foreseeable future.

Expenses

For the three and nine months ended September 30, 2014 and 2013, we incurred the following general and administrative expenses:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September
	2014	2013	2014	30, 2013
General and Administrative Expenses	$	$	$	$
Accounting Fees	6,000	6,000	18,000	18,000
Audit & Tax Fees	6,625	4,035	41,835	25,735
Bank Fees	126	81	486	376
Consulting Fees	135,803	146,353	423,977	431,977
Filing and Transfer Agent Fees	1,678	655	8,319	6,957
Legal Fees	(786)	14,993	19,762	83,899
Travel Expenses	1,944	-	7,583	3,754
Office and Miscellaneous Expense	1,751	1,677	7,493	4,288
Research and Development Expense	117,138	55,126	329,551	84,387
Marketing Expense	(10)	10,318	512	86,496
Insurance Expense	4,347	-	44,254	23,308
Stock-Based Compensation	3,479	(7,626)	11,813	1,998
Meals & Entertainment Expenses	68	-	420	238
	278,163	231,612	914,005	771,413

Our expenses increased by 20% during the three months ended September 30, 2014 compared to the same period in 2013 primarily due to an increase in research and development initiatives as we commenced clinical testing in connection with a variety of cancers.

Furthermore, our expenses increased by 18% during the nine months ended September 30, 2014 compared to the same period in 2013 as a result of the clinical testing that increased our overall research and development expenses.

Liquidity And Capital Resources

Working Capital

	September 30, 2014	December 31, 2013
Total Current Assets	$593,460	$862,695
Total Current Liabilities	$835,207	$535,450
Working Capital (Deficiency)	$(241,747)	$327,245

Our working capital decreased because the funds required for operations have exceeded the incremental proceeds realized by Savicell upon the issuance of equity.

Cash Flows

	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013
Net Cash (Used in) Operating Activities	$(581,775)	$(749,620)
Net Cash Provided by Financing Activities	$310,977	$1,244,822
Net Cash Provided by (Used in) Investing Activities	$-	$-

Cash (Used in) Operating Activities

The decrease in cash used in operating activities compared to the same period last year is because of the fact that our employees and consultants have effectively financed a significant part of our operations by receiving only a portion of their contractual compensation.

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

We estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Expense	Amount
Product development	$800,000
Employee and consultant compensation	650,000
General and administration	80,000
Professional services fees	120,000
Regulation and compliance	50,000
Sales, Marketing and Business development	80,000
Total:	$1,780,000

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we may be forced to cease the operation of our business.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at September 30, 2014, our company has accumulated deficit of $5,701,566 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next 12 months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. This evaluation was implemented under the supervision and with the participation of our Chief Executive Officer.

Based on this evaluation, management concluded that, as of September 30, 2014, our disclosure controls and procedures are not effective. The ineffectiveness of our disclosure controls and procedures was due to the existence of material weaknesses identified in our annual report on Form 10-K filed with the SEC on April 14, 2014.

Changes in Internal Control over Financial Reporting

During fiscal quarter ended September 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

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

We have not generated any revenue from operations since our incorporation. We expect that our operating expenses will increase over the next 12 months as we ramp-up our business. We estimate our average monthly expenses over the next 12 months to be approximately $77,000, including general and administrative expenses but excluding acquisition costs and the cost of any research expenditures and product development. In addition, we anticipate expending $800,000 in aggregate research and development and product development costs including in the context of our obligations pursuant to the License Agreement. On September 30, 2014, we had cash and cash equivalents of $580,989. As of September 30, 2014, we had total liabilities of approximately $835,207. If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the three month period ended September 30, 2014, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1

License and Research Funding Agreement dated July 25, 2012 between Ramot at Tel Aviv University Ltd. and Savicell Diagnostic Ltd. (portions of the exhibit has been omitted pursuant to a request for confidential treatment) (incorporated by reference to an exhibit to a current report on Form 8 -K filed July 16, 2013)

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

10.12	Employment Agreement with Giora Davidovits dated September 1, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K filed September 19, 2012)
10.13	Form of Conversion and Participation Rights Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 1, 2012)
10.14	Employment Agreement with Eyal Davidovits dated October 30, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K filed November 5, 2012)
10.15	Form of Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.16	Form of Offshore Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.17	Form of Canadian Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
(21)	Subsidiaries
21.1	Savicell Diagnostic Ltd. our approximately 75.88% subsidiary incorporated in Israel on April 23, 2012
21.2	Savicell Ltd.
(33)	Certification
31.1*	Section 302 of the Sarbanes-Oxley Act of 2002 of Giora Davidovits

Exhibit Number	Description
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Giora Davidovits
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

November 13, 2014