Form 10-K
period 2014-12-31
ONLINE DISRUPTIVE TECHNOLOGIES, INC.
filed 2015-04-14
CIK 1498380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014
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

Common Stock, no par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of  No the Securities Act.
[  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or No Section 15(d) of the Act.
[  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its No corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $414,031, based on 41,403,100 common shares held by non- affiliates and last sale prior to June 30, 2014 being $0.01 per share.

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
[  ] Yes [  ] No

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 82,636,433 shares of common stock as at March 30, 2015.

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

Forward Looking Statements

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

As used in this annual report on Form 10-K and unless otherwise indicated, the terms “we”, “us” and “our” refer to Online Disruptive Technologies Inc., our subsidiary, Savicell Diagnostic Ltd., an Israeli corporation (the “Subsidiary” or “Savicell”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

ITEM 1. BUSINESS

Corporate Overview

We were incorporated in the State of Nevada on November 16, 2009 under the name “Online Disruptive Technologies, Inc.” with authorized capital of 500,000,000 shares of common stock with a par value of $0.001 per share and 20,000,000 shares of preferred stock with a par value of $0.001 per share. On March 24, 2010, we entered into a share purchase agreement with Benjamin Cherniak, whereby we acquired all of the issued and outstanding shares of RelationshipScoreboard.com Entertainment, Inc. (“RSE”) in consideration for the issuance of 16,000,000 of our common shares. RSE was incorporated in the State of Nevada on November 16, 2009. There were no related party interests in the acquisition of RSE.

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

Savicell’s technology is a ground-breaking, high-throughput, in-vitro test for rapid quantitative measurement of the metabolic activity of the cell populations that the body deploys to diagnose disease. Initial application will focus on cancer diagnostics using blood samples. The Savicell patent pending approach maps the different metabolic response profiles as a method for early diagnosis and staging.

The immune system is designed to detect disease intrusion and cell malformation in our bodies, which includes cancer, and to eliminate them. In reaction to the presence of cancer the immune system is energized to respond. The initial reaction is intricate, deploying different metabolic pathways and different subtypes of cells. It is these differential responses that Savicell technology powerfully detects. The immune system is the first to “read” cancer and Savicell interprets the language of the immune system’s response. Savicell’s test is different because it is a functional test measuring the metabolic activation process of the immune system as an indicator of disease status. As an immune system test it is inherently suited for early detection.

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

Savicell has commenced clinical testing and has realized encouraging early reviews of its breast cancer readout albeit on a relatively small sample size. Specifically, we distinguished between breast cancer patients and healthy donors, and lung cancer patients and healthy donors, with high sensitivity and specificity in both cancers. In addition, we were able to show that there is a metabolic profile difference between other breast disease donors and breast cancer donors, albeit on a relatively small sample size. We also were able to show that there is a metabolic profile difference between COPD donors and lung cancer donors, albeit on a relatively small sample size.

Cancer Diagnostic Market

Cancer cases are increasing, with more than 20 million new cases predicted in 2025, compared to 12 million in 2008. (WHO) The worldwide in-vitro diagnostic market is estimated at $44 billion, growing 8% annually (Market reseach.com press release Feb 7, 2012 – Yahoo Finance). The cancer diagnostic market is estimated at $8 billion annually and is the fastest growing segment (Kalorama Information Inc. news release March 12, 2008).

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

The second segment is comprised of cancers that lack early diagnostic solutions. For example, lung and ovarian cancers do not have good screening tests and we believe represent a new market. Organizations that determine guidelines already support a screening regimen for ovarian cancer. So, once a reliable test is developed, market adaptation should be faster because the need has already been recognized. According to the American Cancer Society, it and "other health organizations, and ovarian cancer advocacy groups encourage additional research to develop an accurate and valid test for early detection of ovarian cancer".

Development

The following is our anticipated development schedule:

Stage 1	0-12 months:

Expand the scope of clinical testing to increase the population sizes for both the breast cancer and lung cancer testing. This includes optimization of the reagent matrix for the metabolic profile (MA) identification of breast cancer and for lung cancer.

Stage 2	12-24 months:

Optimization of data mining algorithm for breast cancer and lung cancer; we anticipate concentrating on increasing the patient population and the number of test essays to a total of about 1,000 patients.

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

Research and Development Expenditures

During the year ended December 31, 2014, we expended $313,095 in research and development including $250,000 of our remaining research expenditure agreement with Ramot.

Employees

We currently have four employees located in the U.S. and Israel and three contract employees in our laboratory. In addition, we have several consultants engaged on continuous mandates. Over the next nine months we plan to increase the number of employees with a greater increase in the Israel locale. Most of our research will be carried out under contract with outside parties for the next twelve months.

Subsidiaries

On April 23, 2012, we incorporated Savicell Diagnostic Ltd., a company governed by the laws of Israel.

Intellectual Property

In order to protect our proprietary technologies, we rely on combinations of patent, trademark, copyright, and trade secret protection, as well as confidentiality agreements with employees, consultants, and third parties.

We have patents pending filed by the University in the biotechnology space. Specifically, the patents relate to technology based on the early detection of diseases, including cancer, by measuring the metabolic activity in the immune system. This test technology is measuring the metabolic activation process of the immune system as an indicator of disease

Savicell has been granted approval of its patent, “METHODS OF MONITORING AND ANALYZING METABOLIC ACTIVITY PROFILES > DIAGNOSTIC AND THERAPEUTIC USES OF SAME” from the United States patent office effective as of May 20, 2014 and will issue as US Patent No. 8,728,758.

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

We have not generated any revenue from operations since our incorporation. We expect that our operating expenses will increase over the next 12 months as we ramp-up our business. We estimate our average monthly expenses over the next 12 months to be approximately $75,000 ($895,000 for the ensuing year), including general and administrative expenses but excluding acquisition costs and the cost of any research expenditures and product development. In addition, we anticipate expending $1,700,000 in aggregate research and development and product development costs including in the context of our obligations pursuant to the License Agreement. Finally, we anticipate dedicating approximately $75,000 toward debt repayment obligations. Accordingly, the total commitments for the ensuing year will likely aggregate to $2,670,000. On December 31, 2014, we had cash and cash equivalents of $329,855. As of December 31, 2014, we had total liabilities of approximately $901,001. If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms.

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

Although our common stock is currently listed for quotation on the OTC Markets Pink Sheets, there is no market for our common stock. Even when a market is established and trading begins, trading through the OTC Markets Pink is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

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

Not Applicable.

ITEM 2. PROPERTIES

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

Intellectual Property

The description of our intellectual property rights is under the section entitled “Intellectual Property” beginning on page 5.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Securities

Our common stock is quoted on the OTC Pink Sheets of the Financial Industry Regulatory Authority under the symbol “ONDR”. As of March 31, 2015, our common stock has no trading activity on the OTC Pink Sheets.

As of March 30, 2015, we have 82,636,433 shares of our common stock issued and outstanding and options to acquire up to 14,237,075 shares of our common stock outstanding.

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is Nevada Agency and Transfer Company located at 50 West Liberty Street, Suite 880, Reno, Nevada 89501, Telephone (775) 322-0626, Transfer Agent e-mail: info@natco.org.

Holders of Our Common Stock

As of March 30, 2015, we had approximately 79 holders of our common stock.

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

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended December 31, 2014, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Securities authorized for issuance under equity compensation plans.

The following table summarizes certain information regarding our equity compensation plans as at December 31, 2014:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	14,237,075(1)	$0.01	Nil
Total	14,237,075	$0.01	Nil

1	A total of 2,544,717 options have been granted pursuant to our 2013 Stock Incentive Plan and 11,692,358 options have been granted outside of the 2013 Stock Incentive Plan.

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

On August 22, 2013, we granted a total of 800,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. 480,000 of the options so granted will vest as to one quarter of such options at the end of each completed year that the consultant provides the services. The remaining 320,000 options will be fully vest when consultant has completed the provision of a minimum of 600 blood samples of lung cancer and control patients during the 4 years from August 22, 2013. One twelfth of these options will vest upon each 50 blood samples having been delivered by the consultant to the Company. As at December 31, 2014, the consultant has delivered 202 blood samples.

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

On May 4, 2014, we granted options to purchase 150,000 shares of our common stock to a consultant, pursuant to a consulting agreement. The exercise price of the options is $0.01 per share, and may be exercised for five years. The options vest one third every year starting on May 4, 2015.

On May 15, 2014, we granted options to purchase 150,000 shares of our common stock to a consultant, pursuant to a consulting agreement. The exercise price of the options is $0.01 per share, and may be exercised for five years. 25,000 options vested immediately, 75,000 options vest one year after the date of grant, and 50,000 options vest two years after the date of grant.

Stock Option Plan

Effective June 5, 2013, our board of directors adopted and approved the 2013 Stock Incentive Plan and Israeli Appendix. The purpose of the option plan is to enhance the long-term stockholder value of our company by offering opportunities to our directors, officers, key employees, independent contractors and consultants to acquire and maintain stock ownership in our company in order to give these persons the opportunity to participate in our company’s growth and success, and to encourage them to remain in the service of our company. A total of 12,000,000 shares of our common stock are available for issuance under the stock option plan and a total of 2,544,717 stock options have been granted pursuant to the plan.

Issuer Purchases of Equity Securities

During the fiscal year ended December 31, 2014, we did not purchase any of our equity securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our management’s discussion and analysis of financial condition and results of operations provides a narrative about our financial performance and condition that should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2014 and related notes thereto.

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

We estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Expense	Amount
Research and product development	$1,700,000
Employee and consultant compensation	510,000
General and administration	85,000
Professional services fees	130,000
Regulation and compliance	40,000
Office and travel expenses	70,000
Sales, Marketing and Business development	60,000
Debt repayment initiatives	75,000
Total:	$2,670,000

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

Expenses

For the years ended December 31, 2014 and December 31, 2013, we incurred the following expenses:

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
General and Administrative Expenses	$	$
Accounting Fees	24,000	24,000
Audit & Tax Fees	54,488	26,235
Bank Fees	795	2,388
Amortization Expenses – Web Development	-	-
Consulting Fees	685,841	601,721
Filing and Transfer Agent Fees	10,095	11,710
Legal Fees	27,362	87,950
Travel Expenses	9,790	7,110
Office and Miscellaneous Expense	18,898	8,949
Research and Development Expense	313,095	134,935
Marketing Expense	-	91,456
Payroll Expense	30,132	-
Insurance Expense	46,710	21,772
Stock-Based Compensation	10,800	5,082
Meals & Entertainment Expenses	480	396
	1,232,486	1,023,704

Significant changes in the expense items from 2014 to 2013 are summarized as follows:

•

Audit & Tax Fees increased by over 100% primarily due to a separate mandate undertaken by Savicell’s auditors in order to qualify under Israeli angel investor laws, which provides tax incentives under Israeli law for investments in Savicell but require Savicell to undergo additional audit procedures to qualify;

•	Consulting Fees increased by 14% as a result of the need to engage additional third party resources in furtherance of our research and development initiatives;

•	Legal Fees decreased by 69% due to reduced financing initiatives undertaken by us in 2014;

•	Travel Expenses increased by 38% because of additional travel requirements placed on our U.S. based Chief Executive Officer;

•	Office and Miscellaneous Expense increased by 111% due to our expanded scope of operations;

•	Research and Development Expense increased by 132% due to the clinical testing that we undertook in 2014 relative to its breast cancer and lung cancer platforms;

•	Marketing Expense decreased by 100% due to reduced financing initiatives undertaken by us in 2014;

•	Payroll Expense increased from nil to $30,132 due to the need to engage certain laboratory and research personnel in furtherance of the clinical testing programs;

•	Insurance Expense increased by 114% because of our expanded scope of operations; and

•	Stock-Based Compensation increased by 112% as additional stock options had been granted during the year and additional vesting conditions relative to such options had been met.

Liquidity and Capital Resources

Working Capital

	As at December 31, 2014	As at December 31, 2013
Current Assets	$357,019	$862,695
Current Liabilities	$885,726	$535,450
Working Capital (deficiency)	$(528,707)	$327,245

Our working capital decreased because our operating expenses increased due to expanded research and development activities whereas our equity financings were materially reduced in 2014 relative to 2013.

Cash Flows

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
	$	$
Net loss for the period	(1,090,100)	(1,019,501)
Net Cash (Used in) Operating Activities	(755,739)	(859,457)
Net Cash Provided by Financing Activities	310,977	1,296,766
Net Cash Provided by (Used in) Investing Activities	(4,327)	-
Cash and Cash equivalents, End of Period	329,855	851,787

Cash Used In Operating Activities

The largest component related to the decreased use of cash in operating activities relate to the fact that a significant portion of the periodic fees and salaries owing to management and consultants was accrued but unpaid.

Cash from Financing Activities

The decrease in cash from financing activities was primarily a result of reduced equity financings by Savicell in 2014 relative to 2013.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at December 31, 2014, our company has accumulated deficit of $5,884,907 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next 12 months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended December 31, 2014, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Application of Critical Accounting Policies

The critical accounting policies on which our financial statements for the year ended December 31, 2014 are based include the following:

Basis of Presentation

The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”). All adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows as at December 31, 2014 have been included.

Principles of Consolidation

The consolidated financial statements include our accounts, our wholly-owned subsidiary RelationshipScorebaord.com Entertainment, Inc. and our 74.67% interest in Savicell. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in other currencies are recorded in U.S. dollars at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are translated into U.S. dollars at rates of exchange in effect at the balance sheet dates. Exchange gains and losses are recorded in the statements of operations.

Savicell’s functional currency is the New Israeli Shekel (“NIS”). All transactions are recorded in NIS. Monetary assets and liabilities denominated in NIS are translated into U.S. dollars at rates of exchange in effect at the balance sheet dates and expenses are translated at the average exchange rates. Gains and losses from such translations are included in stockholders’ equity, as a component of other comprehensive income.

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

Share-based payments issued to non-employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC Topic 505, Equity. For equity instruments granted to non-employees, the Company recognizes stock-based compensation expense on a straight-line basis. For the year ended December 31, 2014, we issued 800,000 stock options and incurred stock compensation expense of $10,800. As at December 31, 2014, we had 14,237,075 stock options issued and outstanding.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ONLINE DISRUPTIVE TECHNOLOGIES, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2014

MNP LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Online Disruptive Technologies Inc.:
(A development stage company)

We have audited the accompanying consolidated balance sheets of Online Disruptive Technologies Inc. and subsidiaries (the "Company") (a development stage company) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended and for the period from November 16, 2009 (inception) to December 31, 2014. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended and for the period from November 16, 2009 (inception) to December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

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

MNP LLP

Vancouver, Canada
April 14, 2015

MNP LLP, Chartered Accountants

Praxity MEMBER GLOBAL ALLIANCE OF INDEPENDENT FIRMS

Best Employer in Canada

ACCOUNTING › CONSULTING › TAX
2300, 1055 DUNSMUIR STREET, PO BOX 49148; VANCOUVER BC; V7X 1J1
1-877-688-8408 P: 604-685-8408 F: 604-685-8594 www.MNP.ca

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
	$	$
ASSETS

Current Assets
Cash and Cash Equivalents	329,855	851,787
Prepaid expenses	4,803	3,402
VAT Receivable	22,361	7,506
Total Current Assets	357,019	862,695

Fixed Assets	3,959	-
Total Assets	360,978	862,695

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Liabilities	835,726	465,450
Term Loan – Related Party (Note 6)	50,000	70,000
Total Current Liabilities	885,726	535,450

Term Loan – Related Party (Note 6)	15,275	770
Total Liabilities	901,001	536,220

EQUITY

Authorized: 20,000,000 Preferred Shares, par value $0.001 500,000,000 Common Shares, par value $0.001 Issued and outstanding: Nil Preferred Shares 82,636,433 Common Shares (December 31, 2013: 82,636,433 Common Shares)	67,036	67,036
Additional Paid-in Capital	5,144,387	4,889,441
Accumulated Other Comprehensive Income (Loss)	(93,964)	-
(Deficit) Accumulated During the Development Stage	(5,884,907)	(4,908,913)
Equity Attributable to Shareholders of the Company	(767,448)	47,564

Non-Controlling Interests	227,425	278,911
Total Equity	(540,023)	326,475
Total Liabilities and Equity	360,978	862,695

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss

			For the period from
		Year Ended	November 16, 2009
	Year Ended December 31,	December 31,	(inception) to
	2014	2013	December 31, 2014
General and Administrative Expenses	$	$	$
Accounting Fees	24,000	24,000	68,779
Audit & Tax Fees	54,488	26,235	147,074
Bank Fees	795	2,388	5,252
Amortization Expenses – Web Development	-	-	3490
Consulting Fees	685,841	601,721	1,557,344
Filing and Transfer Agent Fees	10,095	11,710	62,291
Legal Fees	27,362	87,950	261,440
Travel Expenses	9,790	7,110	37,675
Office and Miscellaneous Expense	18,898	8,949	32,020
Research and Development Expense	313,095	134,935	4,278,165
Marketing Expense	-	91,456	182,795
Payroll Expense	30,132	-	30,132
Insurance Expense	46,710	21,772	68,482
Stock-Based Compensation	10,800	5,082	113,382
Meals & Entertainment Expenses	480	396	1,564
	(1,232,486)	(1,023,704)	(6,849,885)

Other Expense
Interest Expense	6,623	(5,572)	(16,152)
Write-off of Website Development Costs	-	-	(5,485)
Gain on dissolution subsidiary	-	430	430
Foreign Currency Gain (Loss)	135,763	9,345	160,093
Net (Loss) for the year	(1,090,100)	(1,019,501)	(6,710,999)

Other Comprehensive Income
Currency translation adjustments	(93,964)	-	(93,964)
Comprehensive Income (Loss) for the year	(1,184,064)	(1,019,501)	(6,804,963)

Net (Loss) attributable to:
Common Stockholders	(975,994)	(939,734)	(5,884,907)
Non-Controlling Interests	(114,106)	(79,767)	(826,092)
	(1,090,100)	(1,019,501)	(6,710,999)
Net Comprehensive Income (Loss) Attributable to:
Common Stockholders	(1,046,158)		(5,955,071)
Non-Controlling Interests	(137,906)		(849,892)
	(1,184,064)	(1,019,501)	(6,804,963)

Basic and Diluted Net Loss per Common Share	(0.01)	(0.01)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	82,636,433	82,636,433

The accompanying notes are an integral part of these consolidated financial statement

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Equity (Deficiency)
For the period from November 16, 2009 to December 31, 2014

					(Deficit)
				Accumulated	Accumulated	Total
			Additional	Other	During the	Common	Non-	Total
	Common Stock		Paid In	Comprehensive	Development	Shareholders	Controlling	Equity
	Shares	Amount	Capital	Income	Stage	Deficiency	Interests	(Deficiency)

		$	$	$	$	$	$	$
Shares issued for cash at $0.0001 per share on November 16, 2009	1,000	-	-	-	-	-	-	-
Shares issued for cash at $0.000025 per share on December 5, 2009	15,999,000	400	-	-	-	400	-	400

Net loss for the period	-	-	-	-	(1,179)	(1,179)	-	(1,179)

Balance December 31, 2009	16,000,000	400	-	-	(1,179)	(779)	-	(779)

Recapitalization – ODT	2,000,100	2,000	6,999	-	-	8,999	-	8,999
Imputed interest from shareholders	-	-	3,009	-	-	3,009	-	3,009

Net loss for the year	-	-	-	-	(66,056)	(66,056)	-	(66,056)

Balance December 31, 2010	18,000,100	2,400	10,008	-	(67,235)	(54,827)	-	(54,827)
Shares issued for cash at $0.01 per share on February 24th, 2011	6,000,000	6,000	54,000	-	-	60,000	-	60,000
Imputed interest from shareholders	-	-	6,199	-	-	6,199	-	6,199
Restructured term loan – a related party	-	-	15,833	-	-	15,833	-	15,833

Net loss for the year	-	-	-	-	(100,394)	(100,394)		(100,394)

Balance December 31, 2011	24,000,100	8,400	86,040	-	(167,629)	(73,189)	-	(73,189)
Shares issued for cash at $0.001 per share on April 9, 2012	17,750,000	17,750	-	-	-	17,750	-	17,750
Shares issued for cash at $0.001 per share on May 23, 2012	12,000,000	12,000	-	-	-	12,000	-	12,000
Shares issued on debt settlement at $0.0075 per share on July 10, 2012	8,000,000	8,000	52,000	-	-	60,000	-	60,000
Shares issued for cash at $0.01 per share on July 23, 2012	3,413,000	3,413	30,717	-	-	34,130	-	34,130
Shares issued on debt settlement at $0.01 per share on July 23, 2012	500,000	500	4,500	-	-	5,000	-	5,000
Shares issued on debt settlement at $0.01 per share on November 16, 2012	14,873,333	14,873	133,860	-	-	148,733	-	148,733
Shares issued on debt settlement at $0.01 per share on November 23, 2012	2,100,000	2,100	18,900	-	-	21,000	-	21,000
Warrant certificate issued in subsidiary	-	-	-	-	-	-	674,381	674,381
Change ownership of Savicell	-	-	3,486,494	-	-	3,486,494	-	3,486,494
Stock Option Expense	-	-	97,500	-	-	97,500	-	97,500
Share issuance costs	-	-	(5,900)	-	-	(5,900)	-	(5,900)
Net loss for the year	-	-	-	-	(3,801,550)	(3,801,550)	(632,219)	(4,433,769)

Balance December 31, 2012	82,636,433	67,036	3,904,111	-	(3,969,179)	1,968	42,162	44,130

Stock Option Expense	-	-	5,082	-	-	5,082	-	5,082
Change ownership of Savicell	-	-	980,248	-	-	980,248	316,516	1,296,764
Net loss for the year	-	-	-	-	(939,734)	(939,734)	(79,767)	(1,019,501)

Balance December 31, 2013	82,636,433	67,036	4,889,441	-	(4,908,913)	47,564	278,911	326,475

Stock Option Expense	-	-	10,800	-	-	10,800	-	10,800
Change in ownership of Savicell	-	-	244,146	-	-	244,146	62,620	306,766
Foreign currency translation adjustment	-	-	-	(93,964)	-	-	-	(93,964)
Net loss for the year	-	-	-	-	(975,994)	(975,994)	(114,106)	(1,090,100)

Balance December 31, 2014	82,636,433	67,036	5,144,387	(93,964)	(5,884,907)	(767,448)	227,425	(540,023)

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From
			November 16,
			2009
	Year Ended	Year Ended	(inception) to
	December	December 31,	December 31,
	31, 2014	2013	2014
Cash flow from Operating Activities	$	$	$
Net loss for the period	(1,090,100)	(1,019,501)	(6,710,999)
Adjustment for items not involving cash:
Stock-Based Compensation	10,800	5,082	113,382
Foreign Exchange Gain/Loss	(39,849)	-	(39,849)
Shares Issued for Consulting Services	-	-	234,733
Imputed Interest	(5,495)	5,572	16,254
Research and Development Expense	-	-	2,998,682
Gain on dissolution subsidiary	-	(430)	(430)
Amortization – Website Development Costs	-	-	3,490
Write-off of Website Developments Costs	-	-	5,485
Changes in non-cash working capital items:
(Increase) in VAT receivable	(17,288)	154,320	(24,795)
(Increase) in Prepaid Expense	(1,935)	(3,402)	(5,337)
Increase (decrease) in Accounts Payable and Accrued Liabilities	388,128	(1,098)	843,147
Net Cash (Used in) Operating Activities	(755,739)	(859,457)	(2,566,237)
Cash flow from Financing Activities
Common Shares Issued, Net of Issuance Costs	-	-	118,380
Non-Controlling Interests	310,977	1,296,766	2,769,935
Increase (Decrease) in Loan Payable – Related Parties	-	-	74,462

Net Cash Provided by Financing Activities	310,977	1,296,766	2,962,777

Cash flow from Investing Activities
Cash acquired on Acquisition of A Subsidiary	-	-	14,910
Cash utilized in Purchase of Assets	(4,327)	-	(4,327)
Website Development Costs	-	-	(4,425)

Net Cash Provided by (Used in) Investing Activities	(4,327)	-	6,158

Effects of Exchange rate changes on Cash and Cash Equivalents	(72,843)	-	(72,843)

Net Increase in Cash and Cash Equivalents	(521,932)	437,309	329,855

Cash and Cash equivalents, Beginning of Period	851,787	414,478	-

Cash and Cash equivalents, End of Period	329,855	851,787	329,855
Supplementary Information
Interest Paid	-	-	-
Income Taxes Paid	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2014

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

These consolidated financial statements have been prepared with the ongoing assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficiency of ($528,707) as at December 31, 2014 (working capital 2013 –$327,245) and an accumulated deficit of $5,884,907. Furthermore, additional future losses are anticipated which raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2014

Note 2 - Significant Accounting Policies

a)	Basis of Presentation

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”). All adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows as at December 31, 2014 have been included.

b)	Principles of Consolidation

These consolidated financial statements include the accounts of the Company, its former wholly-owned subsidiary RS and its 74.67% interest in Savicell. All significant intercompany accounts and transactions have been eliminated upon consolidation.

c)	Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the current year ended 2014, the management had a change in estimates with regards to the related party term loan and Savicell’s functional currency.

d)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in other currencies are recorded in U.S. dollars at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are translated into U.S. dollars at rates of exchange in effect at the balance sheet dates. Exchange gains and losses are recorded in the statements of operations.

The Company’s subsidiary’s functional currency is the New Israeli Shekel (“NIS”). All transactions are recorded in NIS. Monetary assets and liabilities denominated in NIS are translated into U.S. dollars at rates of exchange in effect at the balance sheet dates and expenses are translated at the average exchange rates. Gains and losses from such translations are included in stockholders’ equity, as a component of other comprehensive income.

In the year ended 2013, Savicell’s functional currency was the U.S. dollar. During the year 2014, with the increased volume of transactions in the local currency, the management reassessed Savicell’s functional currency to NIS based on the change in facts and effective as of January 1, 2014.

As a result of the functional currency change discussed above, a cumulative translation adjustment of $14,145 is included in accumulated other comprehensive income and will only be adjusted in the event of a full or partial disposition of the Company's investment in Savicell.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements - Audited
December 31, 2014

Note 2 - Significant Accounting Policies (Continued)

e)	Cash and Cash Equivalents

Cash and cash equivalents consist entirely of readily available cash balances. There were no cash equivalents as of December 31, 2014 and 2013.

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
December 31, 2014

Note 2 - Significant Accounting Policies (Continued)

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

Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Stock options are considered to be common stock equivalents and were not included in the net loss per share calculation for the year ended December 31, 2014 and 2013 because the inclusion of such underlying shares would have had an anti-dilutive effect.

j)	Financial Instruments and Fair Value of Financial Instruments

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

As at December 31, 2014, the fair value of cash and cash equivalents was measured using Level 1 inputs.

The carrying amounts reported in the consolidated balance sheets for the cash and cash equivalents, accounts payable and accrued liabilities and term loan (current portion) each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2014

Note 2 - Significant Accounting Policies (Continued)

k)	Research and Development Costs

All research and development costs are charged to expense as incurred and consist principally of costs related to the License and Research Funding Agreement entered by the Company’s subsidiary with Ramot at Tel Aviv University (See Note 3).

L)	Fixed Assets

Property and Equipment are recorded at cost and are amortized over their estimated useful life of 3 years on a straight line basis.

m)	Recently Adopted Accounting Pronouncements

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

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2014

Note 2 - Significant Accounting Policies (Continued)

n)	Recently Issued Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update ("ASU") 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued operations and Disclosures of Disposals of Components of an Entity. The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area. They also address sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the entity's operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in this ASU are effective for the first quarter of 2015 for public entities with calendar year ends. The Company does not expect that the adoption of ASU 2014-08 will have a material effect on the Company's consolidated financial statements.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). This accounting standard supersedes all existing US GAAP revenue recognition guidance. Under ASU 2014-09, a company will recognize revenue when it transfers the control of promised goods or services to customers in an amount that reflects the consideration which the company expects to collect in exchange for those goods or services. ASU 2014-09 will require additional disclosures in the notes to the consolidated financial statements and is effective for annual and interim reporting periods beginning after December 15, 2016. The Company is evaluating the impact of ASU 2014-09 and an estimate of the impact to the consolidated financial statements cannot be made at this time.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The standard provides guidance that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service condition is a performance condition. As a result, the target is not reflected in the estimation of the award's grant date fair value. Share-based compensation cost for such award would be recognized over the required service period, if it is probable that the performance condition will be achieved. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The guidance should be applied on a prospective basis to awards that are granted or modified on or after the effective date of the standard. Companies also have the option to apply the guidance on a modified retrospective basis for awards with performance targets outstanding on or after the beginning of the first annual period presented after the effective date of the standard. The Company is evaluating the impact of ASU 2014-12 and an estimate of the impact to the consolidated financial statements cannot be made at this time.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2014

Note 2 - Significant Accounting Policies (Continued)

o)	Recently Issued Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The ASU provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is "substantial doubt about the entity's ability to continue as a going concern." The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter and early adoption is permitted. The Company is evaluating the impact of ASU 2014-15 and an estimate of the impact to the consolidated financial statements cannot be made at this time.

In January 2015, the FASB issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates the concept of extraordinary items. Under this new guidance, entities will no longer be required to separately classify, present and disclose extraordinary events and transactions. The amendments in this update are effective for annual and interim periods beginning after December 15, 2015. The Company is evaluating the impact of ASU 2015-01 and an estimate of the impact to the consolidated financial statements cannot be made at this time.

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
December 31, 2014

Note 3 – License and Research Funding Agreement (cont’d)

Pursuant to the above noted R&D Agreement, Savicell will fund research expenditures amounting to a total of $1,600,000 according to the following schedule:

•	$81,000 within 5 business days of the R&D Agreement (paid)
•	Before October 2012; $359,500 plus VAT as applicable (paid)
•	Before January 3, 2013; $359,500 plus VAT as applicable (paid)
•	Before April 3, 2013; $400,000 plus VAT as applicable (paid $250,000 in year 2014)
•	Before July 3, 2013; $400,000 plus VAT as applicable

The payments originally due on April 3, 2013 and July 3, 2013 were postponed by the parties until such time as the funds were actually required in furtherance of the joint research and development initiatives. Of the total $800,000 postponed amount, $250,000 was funded by Savicell in 2014.

In addition, Savicell agreed to issue to Ramot warrants (the “Warrants”) to purchase a number of ordinary shares of Savicell which shall together comprise 15% of issued shares of Savicell on an as-converted, fully diluted basis (equivalent to 1,765 Warrant Shares of Savicell). The Warrants shall be exercisable at an exercise price equal to the par value of the Warrant Shares, at any time and from time to time or until Savicell completes a defined liquidity event. The fair value of the Warrant Shares has been estimated at $1,698.97 per Warrant Share which is equivalent to the price at which Savicell has issued shares to third party, for a total of $2,998,682. As the exercise price inherent in the warrant certificate to purchase 1,765 common shares of Savicell is at nominal value, the warrant certificate is valued at the price of the subsequent equity issuance by Savicell ($1,698.97 per share) and the related common shares are considered to be issued and outstanding.

Upon successful development and commercialization and in recognition of the rights and licenses granted to Savicell pursuant to this R&D Agreement, Savicell will be subject to certain royalty payments as specified in the Agreement.

During the year ended December 31, 2014, Savicell incurred research and development costs of $313,095 (2013 -$134,935) which included the funding of $250,000 in connection with R&D Agreement.

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

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2014

Note 4 – Term Loan – Related Party (cont’d)

For the year ended 2013, the Company’s management had estimated that ODT would raise equity financing of $500,000 in each of 2013 and 2014 such that the loan payable would be fully repaid upon the equity raise in 2014. At that time, management had determined the net present value of the term loan as at the date of restructuring to be $58,229 by discounting the future anticipated repayments at a relative market rate of 11.68% . As a result of the restructuring, the Company recorded $15,833 of additional paid-in capital in 2013. During the year ended December 31, 2013, the Company recorded interest accretion of $5,572 (December 30, 2012 - $5,854).

For the year ended 2014, the Company’s management re-estimated the payment schedule assuming that the Company will raise equity financing of $500,000 and $1,000,000 in 2015 and 2016 respectively. Management believes it will be in a position to repay the first $50,000 in 2015 with the remainder of the loan being repaid in 2016. Management had determined the net present value of the term loan as at the date of restructuring to be $34,842 by discounting the future anticipated repayments at a relative market rate of 19.99% (2013 – 11.68%) . As a result of the re-estimation, the Company recorded $6,623 of interest expense recovery.

A summary of the Term Loan is as follows:

	December 31, 2014	December 31, 2013
Term loan – face value	$74,062	$74,062
Effective interest rate – 19.99%	(39,220)	(15,833)
Net present value	34,842	58,229
Interest accretion	30,433	12,541
Total	65,275	70,770
Current portion	50,000	70,000
Term loan – long term	$15,275	$33,553

Note 5 – Related Party Transactions

The Company completed the following related party transactions:

During the year ended December 31, 2014, the Company incurred consulting fees of $593,783 payable to its directors and officers and companies controlled by a former director/officer of the Company (for the year ended December 31, 2013 - $590,595).

As at December 31 2014, included in accounts payable and accrued liabilities are amounts of $160,433 (December 31, 2013- $88,433) that was payable to a company controlled by a former director/officer of the Company and $644,285 (December 31, 2013-$343,965) that was payable to current officers or directors of the Company.

See Notes 4 and 6.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2014

Note 6 –Equity

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
December 31, 2014

Note 6 –Equity (Continued)

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

As at December 31, 2014 the Company has 82,636,433 common shares issued and outstanding.

Stock Options

On September 1, 2012, the Company granted a total of 9,750,000 stock options to our directors, officers, consultants and employees. The stock options are exercisable at the exercise price of $0.01 per share until September 1, 2022 and vest immediately.

On May 28, 2013, the Company granted a total of 962,358 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. A quarter of the options will vest on each of the first four anniversaries of the date of initial grant. The options were valued based on the Black Scholes model which utilizes the following assumptions: expected dividend yield of nil, expected volatility of 74.63 -95.69%, expected life of 4 years and risk free interest rate of 0.48 -1.65% . For the year ended December 31, 2014, the Company recorded stock based compensation of $1,859 for such options.

On August 22, 2013, the Company granted a total of 800,000 stock options to a consultant. The stock options are exercisable at the exercise price of $0.01 per share. 480,000 of the options so granted will vest as to one quarter of such options at the end of each completed year that the consultant provides the services. The remaining 320,000 options will be fully vest when consultant has completed the provision of a minimum of 600 blood samples of lung cancer and control patients during the 4 years from August 22, 2013. One twelfth of these options will vest upon each 50 blood samples having been delivered by the consultant to the Company. The options were valued based on the Black Scholes model which utilizes the following assumptions: expected dividend yield of nil, expected volatility of 76.11 -78.99%, expected life of 4 years and risk free interest rate of 1.65% . As at December 31, 2014, the Company recorded stock based compensation of $1,282 for such options.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2014

Note 6 –Equity (Continued)

Stock Options (continued)

On November 11, 2013, the Company granted a total of 1,924,717 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. A quarter of the options will vest immediately and a quarter on each of the first three anniversaries of the date of initial grant. The options were valued based on the Black Scholes model which utilizes the following assumptions: expected dividend yield of nil, expected volatility of 79.60 -96.09%, expected life of 7 years and risk free interest rate of 0.65 -1.65%. For the year ended December 31, 2014, the Company recorded stock based compensation of $6,515 for such options.

On January 1, 2014, the Company granted a total of 500,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. A quarter of the options will vest immediately and a quarter on each of the first three anniversaries of the date of initial grant. The options were valued based on the Black Scholes model which utilizes the following assumptions: expected dividend yield of nil, expected volatility of 78.44%, expected life of 5 years and risk free interest rate of 1.65% . For the year ended December 31, 2014, the Company recorded stock based compensation of $970 for such options.

On May 4, 2014 the Company granted a total of 150,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. One third of the options will vest at the end of each completed year that the consultant provides the services. As at December 31, 2014, none of the performance condition has been met, therefore no stock based compensation expense was recognized.

On May 15, 2014 the Company granted a total of 150,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. 25,000 of the options will vest immediately. Furthermore, 75,000 and 50,000 of the options respectively will vest on the first and second anniversaries of the date of initial grant. The options were valued based on the Black Scholes model which utilizes the following assumptions: expected dividend yield of nil, expected volatility of 88.84%, expected life of 5 years and risk free interest rate of 1.97% . For the year ended December 31, 2014, the Company recorded stock based compensation of $174 for such options.

		Weighted
		Average Exercise
	Number of Options	Price	Expire date
Balance, December 31, 2011	-	$-
Granted	9,750,000	0.01	September 1, 2022
Balance, December 31, 2012	9,750,000	0.01
Granted, on May 28, 2013	962,358	0.01	May 28,2018
Granted, on August 22, 2013	800,000	0.01	August 22, 2018
Granted, on November 11, 2013	1,924,717	0.01	November 11, 2020
Balance, December 31, 2013	13,437,075	0.01
Granted, on January 1, 2014	500,000	0.01	January 1, 2019
Granted, on May 4, 2014	150,000	0.01	May 4, 2021
Granted, on May 15, 2014	150,000	0.01	May 15, 2019
Balance, December 31, 2014	14,237,075	$0.01

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2014

Note 6 –Equity (Continued)

Stock Options (continued)

Exercise price	Outstanding as at December 31, 2014			Exercisable as at December 31, 2014
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
	Options	Price	Life (years)	Options	Price	Life (years)

$0.01	9,750,000	$0.01	7.67	9,750,000	$0.01	7.67
0.01	962,358	0.01	3,41	240,590	0.01	3.41
0.01	800,000	0.01	3.64	226,667	0.01	3.64
0.01	1,924,717	0.01	5.87	962,358	0.01	5.87
0.01	500,000	0.01	4.01	166,667	0.01	4.01
0.01	150,000	0.01	6.35	-	-	-
0.01	150,000	0.01	4.37	25,000	0.01	4.37
	14,237,075	$0.01	6.74	11,371,282	$0.01	7.29

Exercise price	Outstanding as at December 31,2013			Exercisable as at December 31, 2013
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
	Options	Price	Life (years)	Options	Price	Life (years)

$0.01	9,750,000	$0.01	8.67	9,750,000	$0.01	8.67
0.01	962,358	0.01	4.41	-	-	-
0.01	800,000	0.01	4.64	-	-	-
0.01	1,924,717	0.01	6.87	481,179	0.01	6.87
	13,437,075	$0.01	7.87	10,231,179	$0.01	8.59

Non-Controlling Interests

The Company’s subsidiary, Savicell, granted a third party a warrant certificate to purchase 1,765 common shares of Savicell that initially represented 15% of the underlying common equity of Savicell. The warrants shall expire subject to a Deemed Liquidation Event or an IPO as per the warrant agreement. In the course of its initial equity issuances up to October 30, 2012 (the “Initial Closing”), Savicell issued a total of 592 ordinary shares at $1,698.97 per share to the non-related third party representing approximately 4.79% of the fully diluted common equity of Savicell for aggregate proceeds of $1,005,795. The Savicell investors are entitled to convert their Savicell shares into common shares of ODT at a price equal to 80% of the per share pricing of the first completed ODT financing of over $500,000 conducted after July 1, 2012 (the “Financing Price”) provided that for purposes of such conversion, the deemed maximum Financing Price shall be the per share price of the common shares of ODT based on (a) an aggregate ODT equity valuation of $30,000,000; and (b) the number of common shares of ODT outstanding at the time of the financing. Savicell continued its equity issuances following the Initial Closing.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2014

Note 6 –Equity (Continued)

Non-Controlling Interest (continued)

As at December 31, 2012, Savicell had issued a total of 684 shares at $1,698.97 per share representing approximately 5.11% of the fully diluted common equity of Savicell for aggregate proceeds of $1,162,192.

During the year ended December 31, 2013, Savicell issued a total of 760 shares at $1,700 per share representing approximately 5.68% of the fully diluted common equity of Savicell for aggregate proceeds of $1,292,000.

During the year ended December 31, 2014, Savicell issued a total of 183 shares at $1,699 per share representing approximately 1.37% of the fully diluted common equity of Savicell for aggregate proceeds of $310,977. Following these share issuances, the Company, the Warrant holder and the Savicell investors held underlying interests in the equity of Savicell of 74.67%, 13.18% and 12.15% respectively (2013-75.71%, 13.36% and 10.93%) .

As the exercise price inherent in the warrant certificate to purchase 1,765 common shares of Savicell is at nominal value, the warrant certificate is valued at the price of the subsequent equity issuance by Savicell ($1,698.97 per share) and the related common shares are considered to be issued and outstanding.

The Company also entered into a conversion and participation rights agreement (the “Agreement”) with investors who have purchased Savicell’s shares. Pursuant to the Agreement, the Company has permitted the investors to convert their Savicell’s shares into shares of the Company. The conversion right shall expire subject to a Deemed Liquidation Event or an IPO as per the agreement..

Note 7 – Income Taxes

The Company and Savicell are subject to income tax laws in their respective tax jurisdictions, which are the same as their respective place of incorporation.

The following table reconciles the income tax benefit at the U.S. Federal statutory rate to income tax benefit at the Company's effective tax rates.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2014

Note 7 – Income Taxes (Continued)

	For the year ended	For the year ended
	December 31, 2014	December 31, 2013
	$	$
Net loss before taxes	(1,090,100)	(1,019,500)
Statutory tax rate	34%	34%
Income tax recovery	(370,634)	(346,630)
Non-deductible item	3,754	1,795
Change in estimates	(1,210,114)	(175,618)
Change enacted tax rate	6,947	-
Foreign tax rate difference	64,284	32,657
Change in valuation allowance	1,505,763	487,796
Income tax expense (recovery)	-	-

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Deferred tax assets (liabilities) at December 31, 2014 and 2013 are comprised of the following:

	December 31, 2014	December 31, 2013
	$	$
Loss carry forwards	2,294,077	1,696,657
Stock based compensation	-	-
Financial instrument	(2,987)	(1,120)
Valuation allowance	(2,291,089)	(1,695,537)
Deferred tax assets	-	-

As at December 31, 2013, the Company's deferred tax asset attributable to its US net operating loss carry forwards is $6,173,246 (2013 - $4,625,892). These losses expire as follow:

Year	Total
2029	3,585
2030	74,651
2031	99,907
2032	4,434,171
2033	939,536
2034	621,396
6,173,246

As at December 31, 2014, the Company's deferred tax asset attributable to Israeli net operating loss carry forwards is $780,693 (2013 – $495,414). These losses carry forward indefinitely.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2014

Note 7 – Income Taxes (Continued)

The deferred tax assets have not been recognized because at this stage of the Company’s development, it is not determinable that future taxable profit will be available against which the Company can utilize such deferred tax assets.

Note 8 – Commitments and Guarantees

The Company did not become a guarantor to any parties as at December 31, 2014.

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
December 31, 2014

Note 8 – Commitments and Guarantees (Continued)

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

Note 9 – Subsequent Event

During the month of March, 2015, Savicell issued an additional 417 shares at $1700 per share representing approximately 3.02% of the fully diluted common equity of Savicell for aggregate proceeds of $709,087. Following these share issuance, the Company, the Warrant holder and the Savicell investors held underlying interests in the equity of Savicell of 72.42%, 12.78% and 14.80% respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Our Management, including our principal executive officer and our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2014 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2014 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2015: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

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

Our directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Giora Davidovits	Chief Executive Officer, President, Secretary, Treasurer and Director Chief Financial Officer	60	July 30, 2012 October 2, 2012
David Eyal Davidovits	Vice President Business Development Chief Operations Officer Director	47	April 5, 2012 July 30, 2012 November 7, 2012
Irit Arbel	Executive Vice President, Research and Development	54	July 30, 2012
Benjamin Cherniak	Director	46	August 4, 2010
Rami Hadar	Director, Savicell Diagnostic Ltd.	52	November 11, 2013

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2014, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, except that the Company is unable to verify the insider reports required to be filed by Dr. Borenstein Ltd. (the “Shareholder”). Our transfer agent has informed us that the Shareholder owns 12,517,000 of our common shares but the Shareholder’s only insider report is a Form 3 filed on May 5, 2014, which states that the Shareholder owns 12,881,500 of our common shares.

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

ITEM 11. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2014;

(b)

each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2014 who had total compensation exceeding US $100,000;

(c)	and up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2014,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2014, 2013 and 2012, are set out in the following summary compensation table (in USD).

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary/Fees ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Giora Davidovits CEO, CFO, President, Secretary, Treasurer and Director(1)	2014 2013 2012	249,996 $249,996 $83,333	Nil Nil $8,400	Nil Nil Nil	Nil Nil $37,500	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$249,996 $249,996 $83,333
David Eyal Davidovits VP Business Development, COO, and Director(2)	2014 2013 2012	$121,351 $119,620 $36,000	Nil Nil $7,000	Nil Nil Nil	Nil Nil $27,500	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$121,351 $119,620 $36,000
Irit Arbel Executive Vice President	2014 2013 2012	$114,436 $112,974 $34,000	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$114,436 $112,974 Nil

1	Giora Davidovits was appointed as Chief Executive Officer, President, Secretary, Treasurer and as a director on July 30, 2012 and Chief Financial Officer on October 2, 2012.

2	Eyal Davidovits was appointed as Vice President Business Development on April 5, 2012, Chief Operations Officer on July 30, 2012, and as a director on November 7, 2012.

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

David Eyal Davidovits

On October 30, 2012, we signed an employment agreement with David Eyal Davidovits, our Chief Operating Officer to be effective on September 1, 2012. In return for acting as our executive officer, we will provide the following consideration:

(a)	pay a salary of NIS 432,000 including VAT paid NIS 36,000 monthly in arrears;

(b)	grant 2,750,000 options to purchase our company’s common stock at an exercise price of US$0.01 per share until July 30, 2022;
(c)	reimbursement of expenses reasonably and properly incurred by in the performance of duties and responsibilities under the terms of the employment agreement;
(d)

eligibility for participation in our company’s bonus plan or compensation plan, which is based on the achievement of performance goals established with the mutual consent of our company and Mr. Davidovits;

(e)	four weeks paid vacation each calendar year;
(f)

the option of one of the following compensation for any costs associated with his car travel: (i) we will lease a car and pay for all related expenses up to NIS 4,000 per month; or (ii) Mr. Davidovits will use his car for work related matters as required for the performance of his job, and will be granted a car allowance of NIS 4,000 per month;

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

(a)

continue to pay Eyal Davidovits his base salary of NIS 432,000 per annum including Value Added Tax (paid NIS 36,000 per month in arrears) for a period of two years from the date Eyal Davidovits’ employment is terminated or the change of control occurs; and

(b)

continue to provide, for this duration, such employee benefits (as defined in the employment agreement) as may be permitted by and in accordance with the formal plan which governs each of the employee benefits.

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

Outstanding Equity Awards at Fiscal Year-End of Named Executive Officers

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2014:

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

Director Compensation

The following is a summary of the compensation payable to our directors, who are not Named Executive Officers for the fiscal year ended December 31, 2014:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary/Fees Bonus Awards ($)	Awards ($)	Stock ($)	Option ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Benjamin Cherniak Director	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

On November 23, 2012, we entered into a consulting agreement with Benjamin Cherniak, a director of our company, pursuant to which Mr. Cherniak has agreed to provide certain services to our company, including assisting the transition of our company from a social media platform provider to a biotechnology concern and assisting in transitioning the new management team into full operational control of our company. In consideration of his services, we have agreed to pay Mr. Cherniak a consulting fee of $20,000, of which $5,000 was paid in cash and $15,000 was paid by the issuance of 1,500,000 shares of our common stock.

Outstanding Equity Awards at Fiscal Year-End of Directors

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2014:

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Benjamin Cherniak Director and former President, Secretary and Treasurer	Nil	Nil	N/A	N/A

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

The following table sets forth, as of March 30, 2015, certain information known to us with respect to the beneficial ownership of our common stock by (i) each of our directors, (ii) each of our named executive officers (as defined in the “Executive Compensation” section) and current executive officers, (iii) all of our directors and current executive officers as a group, and (iv) each shareholder known by us to be the beneficial owner of more than 5% of our common stock. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Management

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Giora Davidovits 16 Carter Lane Andover, MA 01810 USA	common stock	21,423,333 Direct (3)	25.9%

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
David Eyal Davidovits 69 Hashomer Street Zichron, Yaakov, Israel 30900	common stock	17,470,000 Direct (4)	21.1%
Irit Arbel 6 Hadishon Street Jerusalem, Israel 96956	common stock	8,140,000 Direct (5)	9.9%
Benjamin Cherniak 3120 S. Durango Drive, Suite305 Las Vegas, NV 89117 USA	common stock	2,700,000 Direct	3.3%
Rami Hadar Borechov St. 8A Hod Hasharon, Israel 45204	common stock	481,179 Direct(6)	0.6%
Directors and Executive Officers as a Group (5 persons)	common stock	50,214,512	60.80%

Beneficial Holders

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Ori Ackerman No. 7 Moshav Rakefet Doar Na Misgav, 20175 Israel	Common Stock	5,237,600 Direct	6.3%
Dr. Borenstien Ltd. No. 18 Rienes St. Tel Aviv, Israel	Common Stock	12,517,000 Direct	15.1%
Robbie Manis 346 Lazard Ave Mount Royal, QC H3R 1P3	Common Stock	5,473,334 Direct	6.5%
		23,227,934	27.90%

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

(2)

Based on 82,636,433 shares of common stock issued and outstanding as of March 30, 2015. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(3)	Includes 17,673,333 shares of common stock and 3,750,000 options to purchase shares of common stock exercisable within 60 days.

(4)	Includes 14,720,000 shares of common stock and 2,750,000 options to purchase shares of common stock exercisable within 60 days.

(5)	Includes 6,140,000 shares of common stock and 2,000,000 options to purchase shares of common stock exercisable within 60 days.

(6)	Includes 481,179 options to purchase shares of common stock exercisable within 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

During the year ended December 31, 2014, we incurred consulting fees of $593,783 payable to our directors and officers and companies controlled by a former director/officer of our company (for the year ended December 31, 2013 - $590,595), only a portion of which was paid in cash with the balance accrued and remaining payable.

Name and Position	2014	2013
Giora Davidovits, CEO, CFO	$249,996	$249,996
Eyal Davidovits, COO	$121,351	$119,620
1367826 Ontario Limited, a consultant controlled by Robbie Manis, a former director	$108,000	$108,000
Irit Arbel, VP Research and Business Development	$114,436	$112,979
Total	$593,783	$590,595

As at December 31 2014, included in accounts payable and accrued liabilities are amounts of $160,433 (December 31, 2013- $88,433) that was payable to a company controlled by Robbie Manis, a former director and officer of our company and $644,285 (December 31, 2013-$343,965) that was payable to current officers or directors of our company.

Director Independence

Our common stock is quoted on the over-the-counter market operated by Pink OTC Markets Inc., which do not impose any director independence requirements. Under NASDAQ rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation within the last two years. Using this definition of independent director, we do not have any independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to our company for professional services rendered by MNP LLP, our independent registered public accounting firm for the years ended December 31, 2014 and 2013:

Fees	2014	2013
Audit Fees	$29,850	19,500
Audit Related Fees	8,440	9,200
Tax Fees	7,470	nil
Other Fees	nil	nil
Total Fees	$45,760	28,700

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-K:

Exhibit
Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	License and Research Funding Agreement dated July 25, 2012 between Ramot at Tel Aviv University Ltd. and Savicell Diagnostic Ltd. (portions of the exhibit has been omitted pursuant to a request for confidential treatment) (incorporated by reference to an exhibit to a current report on Form 8-K filed July 16, 2013)
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to an exhibit to a registration statement on Form S-1 filed on August 10, 2010)
3.2	Bylaws (incorporated by reference to an exhibit to a registration statement on Form S-1 filed on August 10, 2010)
(10)	Material Contracts
10.1	Loan Terms Agreement dated February 13, 2012 with Ori Ackerman (incorporated by reference to an exhibit to a current report on Form 8-K filed February 13, 2012)
10.2	Form of Subscription Agreement for Non-US Subscribers (incorporated by reference to an exhibit to a current report on Form 8-K filed May 24, 2012)
10.3	Form of Subscription Agreement for US Subscribers (incorporated by reference to an exhibit to a current report on Form 8-K filed May 24, 2012)
10.4	Form of Shares for Debt Agreement for Canadian Subscribers (incorporated by reference to an exhibit to a current report on Form 8-K filed July 18, 2012)
10.5	Form of Subscription Agreement for Non-US Subscribers (incorporated by reference to an exhibit to a current report on Form 8-K filed July 18, 2012)
10.6	Warrant Agreement dated July 25, 2012 between Savicell Diagnostic Ltd. and Ramot at Tel Aviv University Ltd. (incorporated by reference to an exhibit to a current report on Form 8-K filed August 19, 2013)
10.7	Employment Agreement with Giora Davidovits dated September 1, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K filed September 19, 2012)
10.8	Form of Conversion and Participation Rights Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 1, 2012)
10.9	Employment Agreement with Eyal Davidovits dated October 30, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K filed November 5, 2012)
10.10	Form of Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.11	Form of Offshore Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.12	Form of Canadian Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
(21)	Subsidiaries
21.1	Savicell Diagnostic Ltd. our approximately 75.88% subsidiary incorporated in Israel on April 23, 2012
21.2	Savicell Ltd.
(33)	Certification
31.1*	Section 302 of the Sarbanes-Oxley Act of 2002 of Giora Davidovits
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Giora Davidovits
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

Exhibit
Number	Description
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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
April 14, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By

/s/ Giora Davidovits
Giora Davidovits
President, Chief Executive Officer, Chief Financial Officer,
Treasurer, Secretary and Director
April 14, 2015

/s/ Benjamin Cherniak
Benjamin Cherniak
Director
April 14, 2015

/s/ Eyal Davidovits
Eyal Davidovits
Director
April 14, 2015