Form 10-Q
period 2015-03-31
ONLINE DISRUPTIVE TECHNOLOGIES, INC.
filed 2015-05-20
CIK 1498380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
Yes [   ]      No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of May 12, 2015, there were 86,186,433 shares of common stock, par value $0.001, outstanding.

ii

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONLINE DISRUPTIVE TECHNOLOGIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2015

(U.S. DOLLARS)

Online Disruptive Technologies, Inc.
Consolidated Balance Sheets

	March 31, 2015	December 31,
	(Unaudited)	2014
	$	$
ASSETS

Current Assets
Cash and Cash Equivalents	873,837	329,855
Prepaid expenses	4,733	4,803
VAT Receivable	22,694	22,361
Total Current Assets	901,264	357,019

Fixed Assets	7,040	3,959
Total Assets	908,304	360,978

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Liabilities	1,027,790	835,726
Term Loan – Related Party (Note 4)	50,000	50,000

Total Current Liabilities	1,077,790	885,726

Term Loan – Related Party (Note 4)	18,591	15,275
Total Liabilities	1,096,381	901,001

EQUITY

Authorized: 20,000,000 Preferred Shares, par value $0.001 500,000,000 Common Shares, par value $0.001 Issued and outstanding: Nil Preferred Shares 82,636,433 Common Shares (December 31, 2014: 82,636,433 Common Shares)	67,036	67,036
Additional Paid-in Capital	5,676,669	5,144,387
Accumulated Other Comprehensive Income (Loss)	(115,636)	(93,964)
(Deficit) Accumulated During the Development Stage	(6,220,442)	(5,884,907)
Equity Attributable to Shareholders of the Company	(592,373)	(767,448)

Non-Controlling Interests	404,296	227,425
Total Equity	(188,077)	(540,023)

Total Liabilities and Equity	908,304	360,978

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Loss

	Three months ended	Three months
	March 31, 2015	ended March 31,
	(Unaudited)	2014
General and Administrative Expenses	$	$
Accounting Fees	6,000	6,000
Audit & Tax Fees	34,240	34,284
Bank Fees	149	125
Amortization Expenses – Web Development	-	-
Consulting Fees	152,131	136,152
Filing and Transfer Agent Fees	25	138
Legal Fees	13,089	3,480
Travel Expenses	3,483	1,168
Office and Miscellaneous Expense	1,431	1,583
Research and Development Expense	122,549	154,000
Marketing Expense	-	521
Payroll Expense	-	-
Insurance Expense	11,644	12,774
Stock-Based Compensation	670	3,939
Meals & Entertainment Expenses	219	101
	(345,630)	(354,265)

Other Expense
Interest Expense	(4,103)	(984)
Write-off of Website Development Costs	-	-
Gain on dissolution subsidiary	-	-
Foreign Currency Gain (Loss)	14,198	18,914
Net (Loss) for the year	(335,535)	(336,335)

Other Comprehensive Income
Currency translation adjustments	(21,672)	-
Comprehensive Income (Loss) for the year	(357,207)	(336,335)

Net (Loss) attributable to:
Common Stockholders	(301,091)	(299,084)
Non-Controlling Interests	(34,444)	(37,251)
	(335,535)	(336,335)
Net Comprehensive Income (Loss) Attributable to:
Common Stockholders	(316,785)	(299,084)
Non-Controlling Interests	(40,422)	(37,251)
	(357,207)	(336,335)

Basic and Diluted Net Loss per Common Share	(0.01)	(0.00)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	82,636,433	82,636,433

The accompanying notes are an integral part of these consolidated financial statement.

Online Disruptive Technologies, Inc.
Consolidated Statements of Cash Flows

	Three months ended	Three months
	March 31, 2015	ended March 31,
	(Unaudited)	2014
Cash flow from Operating Activities	$	$
Net loss for the period	(335,535)	(336,335)
Adjustment for items not involving cash:
Stock-Based Compensation	670	3,939
Foreign Exchange Gain/Loss	(14,198)	-
Imputed Interest	3,316	760
Changes in non-cash working capital items:
(Increase) in VAT receivable	(664)	(12,670)
(Increase) in Prepaid Expense	-	3,402
Increase (decrease) in Accounts Payable and Accrued Liabilities	192,767	241,199
Net Cash (Used in) Operating Activities	(153,644)	(99,705)
Cash flow from Financing Activities
Non-Controlling Interests	708,483	57,766
Net Cash Provided by Financing Activities	708,483	57,766
Cash flow from Investing Activities
Cash utilized in Purchase of Assets	(3,156)	-
Net Cash Provided by (Used in) Investing Activities	(3,156)	-

Effects of Exchange rate changes on Cash and Cash Equivalents	(7,701)	-

Net Increase in Cash and Cash Equivalents	551,683	(41,939)
Cash and Cash equivalents, Beginning of Period	329,855	851,787
Cash and Cash equivalents, End of Period	873,837	809,848
Supplementary Information
Interest Paid	-	-
Income Taxes Paid	-	-

The accompanying notes are an integral part of these consolidated financial statements

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
March 31, 2015
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

These consolidated financial statements have been prepared with the ongoing assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficiency of ($176,526) as at March 31, 2015 (December 31, 2014 – ($528,707)) and an accumulated deficit of $6,220,442. Furthermore, additional future losses are anticipated which raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
March 31, 2015
(Unaudited)

Note 2 - Significant Accounting Policies

a)	Basis of Presentation

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”). All adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows as at March 31, 2015 have been included.

b)	Principles of Consolidation

These consolidated financial statements include the accounts of the Company, its former wholly-owned subsidiary RS and its 72.42% interest in Savicell. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

In the year ended 2014, the management had a change in estimates with regards to the related party term loan and Savicell’s functional currency (See Note 4)

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
March 31, 2015
(Unaudited)

Note 2 - Significant Accounting Policies (Continued)

e)	Cash and Cash Equivalents

Cash and cash equivalents consist entirely of readily available cash balances. There were no cash equivalents as of March 31, 2015 and December 31, 2014.

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
March 31, 2015
(Unaudited)

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

Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Stock options are considered to be common stock equivalents and were not included in the net loss per share calculation for the quarter ended March 31, 2015 and December 31, 2014 because the inclusion of such underlying shares would have had an anti-dilutive effect.

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

As at March 31, 2015, the fair value of cash and cash equivalents was measured using Level 1 inputs.

The carrying amounts reported in the consolidated balance sheets for the cash and cash equivalents, accounts payable and accrued liabilities and term loan (current portion) each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
March 31, 2015
(Unaudited)

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

m)	Recently Adopted Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update ("ASU") 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued operations and Disclosures of Disposals of Components of an Entity. The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area. They also address sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the entity's operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in this ASU are effective for the first quarter of 2015 for public entities with calendar year ends. The Company adopted ASU 2014-08 on January 1, 2015 and the adoption of this pronouncement did not have a material effect on the Company's consolidated financial position or results of operations.

In June 2014, the FASB issued ASU 2014-10, "Development Stage Entities: Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation". This ASU eliminates the concept of a development-stage entity from US GAAP along with the associated presentation and disclosure requirements for development-stage entities. The removal of the development stage entity reporting requirements is effective for annual reporting periods beginning after December 15, 2014 and does not have a material impact to the Company. The consolidation guidance was also amended to eliminate the development stage entity relief when applying the variable interest entity model and evaluating the sufficiency of equity at risk. The Company adopted ASU 2014-10 on January 1, 2015. The new standard requires these amendments be applied retrospectively.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
March 31, 2015
(Unaudited)

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
March 31, 2015
(Unaudited)

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

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis"("ASU 2015-02"). ASU 2015-02 makes several modifications to the consolidation guidance for variable interest entities ("VIEs") and general partners' investments in limited partnerships, as well as modifications to the evaluation of whether limited partnerships are VIEs or voting interest entities. It is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The Company is evaluating the impact of the amended guidance on its consolidated financial statements.

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
March 31, 2015
(Unaudited)

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

The payments originally due on April 3, 2013 and July 3, 2013 were postponed by the parties until such time as the funds were actually required in furtherance of the joint research and development initiatives. Of the total $800,000 postponed amount, $250,000 was funded by Savicell during the 2014 fiscal year.

As of March 31, 2015, $100,000 was expense in connection with the R&D agreement. Of this amount, $50,000 is reported in accounts payable on the balance sheet.

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

As at year ended December 31, 2014, Savicell incurred accumulated research and development of $4,278,165 which included the funding of $831,453 in connection with R&D Agreement and the fair value ($2,998,682) of Warrant Shares issued to Ramot.

During the quarter ended March 31, 2015, Savicell incurred research and development costs of $122,549 (March 31, 2014 - $154,000) which included the funding of $100,000 in connection with the R&D Agreement with Ramot. The research and development cost of $122,549 were included in the consolidated statement of operations and comprehensive loss.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
March 31, 2015
(Unaudited)

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

For the year ended 2014, the Company’s management re-estimated the payment schedule assuming that ODT will raise equity financing of $500,000 and $1,000,000 in 2015 and 2016 respectively. Management believes it will be in a position to repay the first $50,000 in 2015 with the remainder of the loan being repaid in 2016. Management had determined the net present value of the term loan as at the date of restructuring to be $34,842 by discounting the future anticipated repayments at a relative market rate of 19.99% (2013 – 11.68%) . As a result of the re-estimation, the Company recorded $6,623 of interest expense recovery as at year ended December 31, 2014.

During the quarter ended March 31, 2015, the Company recorded interest accretion of $3,316.

A summary of the Term Loan is as follows:

	March31, 2015	December 31, 2014
Term loan – face value	$74,062	$74,062
Effective interest rate – 19.99%	(39,220)	(39,220)
Net present value	34,842	34,842
Interest accretion	33,749	30,433
Total	68,591	65,275
Current portion	50,000	50,000
Term loan – long term	$18,591	$15,275

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
March 31, 2015
(Unaudited)

Note 5 – Related Party Transactions

The Company completed the following related party transactions:

During the quarter ended March 31, 2015, the Company incurred consulting fees of $144,340 payable to its directors and officers and companies controlled by a former director/officer of the Company (for the quarter ended March 31, 2014 - $131,469).

As at March 31 2015, included in accounts payable and accrued liabilities are amounts of $175,733 (December 31, 2014- $160,433) that was payable to a company controlled by a former director/officer of the Company and $735,325 (December 31, 2014-$644,285) that was payable to current officers or directors of the Company.

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
March 31, 2015
(Unaudited)

Note 6 –Equity (Continued)

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

As at March 31, 2015 the Company has 82,636,433 common shares issued and outstanding.

Stock Options

On September 1, 2012, the Company granted a total of 9,750,000 stock options to our directors, officers, consultants and employees. The stock options are exercisable at the exercise price of $0.01 per share until September 1, 2022 and vest immediately.

On May 28, 2013, the Company granted a total of 962,358 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. A quarter of the options will vest on each of the first four anniversaries of the date of initial grant. The options were valued based on the Black Scholes model which utilizes the following assumptions: expected dividend yield of nil, expected volatility of 74.63 -95.69%, expected life of 4 years and risk free interest rate of 0.48 -1.65% . For the quarter ended March 31, 2015, the Company recorded stock based compensation of $126 for such options.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
March 31, 2015
(Unaudited)

Note 6 –Equity (Continued)

Stock Options (continued)

On August 22, 2013, the Company granted a total of 800,000 stock options to a consultant. The stock options are exercisable at the exercise price of $0.01 per share. 480,000 of the options so granted will vest as to one quarter of such options at the end of each completed year that the consultant provides the services. The remaining 320,000 options will be fully vest when consultant has completed the provision of a minimum of 600 blood samples of lung cancer and control patients during the 4 years from August 22, 2013. One twelfth of these options will vest upon each 50 blood samples having been delivered by the consultant to the Company. The options were valued based on the Black Scholes model which utilizes the following assumptions: expected dividend yield of nil, expected volatility of 76.11 -78.99%, expected life of 4 years and risk free interest rate of 1.65% . As at March 31, 2015, the Company recorded stock based compensation of $137 for such options.

On November 11, 2013, the Company granted a total of 1,924,717 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. A quarter of the options will vest immediately and a quarter on each of the first three anniversaries of the date of initial grant. The options were valued based on the Black Scholes model which utilizes the following assumptions: expected dividend yield of nil, expected volatility of 79.60 -96.09%, expected life of 7 years and risk free interest rate of 0.65 -1.65%. For the quarter ended March 31, 2015, the Company recorded stock based compensation of $407 for such options.

On January 1, 2014, the Company granted a total of 500,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. A quarter of the options will vest immediately and a quarter will vest at end of each completed year that the consultant provides the services. The options were valued based on the Black Scholes model which utilizes the following assumptions: expected dividend yield of nil, expected volatility of 78.44%, expected life of 5 years and risk free interest rate of 1.65% . As at December 31, 2014, the Company recorded stock based compensation of $970 for one quarter of the vested options. As at March 31, 2015, none of the options granted were yet vested. As such, no stock based compensation expense was recognized.

On May 4, 2014 the Company granted a total of 150,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. One third of the options will vest at end of each completed year that the consultant provides the services. As at March 31, 2015, none of the performance condition has been met, therefore no stock based compensation expense was recognized.

On May 15, 2014 the Company granted a total of 150,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. 25,000 of the options will vest immediately. Furthermore, 75,000 and 50,000 of the options respectively will vest on the first and second anniversaries that the consultant provides the services. The options were valued based on the Black Scholes model which utilizes the following assumptions: expected dividend yield of nil, expected volatility of 88.84%, expected life of 5 years and risk free interest rate of 1.97% . For the year ended December 31, 2014, the Company recorded stock based compensation of $174 for such options. As at March 31, 2015, the remaining options granted were yet vested. As such, no stock based compensation expense was recognized.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
March 31, 2015
(Unaudited)

Note 6 –Equity (Continued)

Stock Options (continued)

		Weighted
		Average Exercise
	Number of Options	Price	Expire date
Balance, December 31, 2011	-	$-
Granted	9,750,000	0.01	September 1, 2022
Balance, December 31, 2012	9,750,000	0.01
Granted, on May 28, 2013	962,358	0.01	May 28, 2018
Granted, on August 22, 2013	800,000	0.01	August 22, 2018
Granted, on November 11, 2013	1,924,717	0.01	November 11, 2020
Balance, December 31, 2013	13,437,075	0.01
Granted, on January 1, 2014	500,000	0.01	January 1, 2019
Granted, on May 4, 2014	150,000	0.01	May 4, 2021
Granted, on May 15, 2014	150,000	0.01	May 15, 2019
Balance, December 31, 2014	14,237,075	$0.01

(continued)

Exercise price	Outstanding as at March 31, 2015			Exercisable as at March 31, 2015
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
	Options	Price	Life (years)	Options	Price	Life (years)

$0.01	9,750,000	$0.01	7.43	9,750,000	$0.01	7.43
0.01	962,358	0.01	3.16	240,590	0.01	3.16
0.01	800,000	0.01	3.40	253,334	0.01	3.40
0.01	1,924,717	0.01	5.62	962,358	0.01	5.62
0.01	500,000	0.01	3.76	166,667	0.01	3.76
0.01	150,000	0.01	6.10	-	-	-
0.01	150,000	0.01	4.13	25,000	0.01	4.13
	14,237,075	$0.01	6.49	11,371,282	$0.01	7.04

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
March 31, 2015
(Unaudited)

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
March 31, 2015
(Unaudited)

Note 6 –Equity (Continued)

Non-Controlling Interest (continued)

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

During the quarter ended March 31, 2015, Savicell issued a total of 417 shares at $1,699 per share representing approximately 3.46% of the fully diluted common equity of Savicell for aggregate proceeds of $708,483. Following these share issuances, the Company, the Warrant holder and the Savicell investors held underlying interests in the equity of Savicell of 72.42%, 12.78% and 14.80% respectively (December 31, 2014-74.67%, 13.18% and 12.15%) .

As the exercise price inherent in the warrant certificate to purchase 1,765 common shares of Savicell is at nominal value, the warrant certificate is valued at the price of the subsequent equity issuance by Savicell ($1,698.97 per share) and the related common shares are considered to be issued and outstanding.

Note 7 – Commitments and Guarantees

The Company did not become a guarantor to any parties as at March 31, 2015.

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
March 31, 2015
(Unaudited)

Note 7 – Commitments and Guarantees (continued)

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

The agreement will end on August 31, 2017 unless terminated early in accordance with the termination provisions contained within the employment agreement.,

Note 8 – Subsequent Event

1.

As at April 15 2015, the Company entered into a debt conversion option agreement with a company controlled by a former officer/director of the Company (“Subscriber”). The option agreement permits the Subscriber to convert amounts owed for accrued consulting fees in the amount of $165,833.33 into a number of Shares ("Conversion Right”) at a conversion price of $0.055 per share. The subscriber may exercise the Conversion Right during the Term, which is the earliest of

•	Seven (7) years from the date of the Agreement; or
•

At an “Early Termination Date” as defined as any time while the Company’s shares are listed on the US stock exchange, if the average volume over a period of 30 trading days on the Exchange totals 50,000 shares traded per day and the market capitalization of the Company’s closing trading price on each day multiplied by the number of common shares of the Company totals a minimum of $40 million, the Company may provide notice to the Subscriber that the Subscriber’s Conversion Right will be terminated in ten (10) business days unless so exercised.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
March 31, 2015
(Unaudited)

Note 8 – Subsequent Events (continued)

2.

As at April 15, 2015, the Company entered into debt conversion option agreements with three current officers/directors of the Company (“Subscribers”). The option agreements permits the Subscribers to convert amounts owed for accrued salaries in the aggregate amount of $686,585 into a number of Shares ("Conversion Right”) at a conversion price of $0.055 per share. The subscribers may exercise the Conversion Rights during the Term, which is the earliest of

•	Seven (7) years from the date of the Agreement; or
•

At an “Early Termination Date” as defined as any time while the Company’s shares are listed on the US stock exchange, if the average volume over a period of 30 trading days on the Exchange totals 50,000 shares traded per day and the market capitalization of the Company’s closing trading price on each day multiplied by the number of common shares of the Company totals a minimum of $40 million, the Company may provide notice to the Subscribers that the Subscribers’ Conversion Rights will be terminated in ten (10) business days unless so exercised.

3.

On April 19, 2015, the Company finalized a financing round in which it issued 3,550,000 common shares at $0.20 per share for total proceeds of $710,000. This resulted in the total number of common shares issued and outstanding increasing to 86,186,433.

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

Expenses

For the three months ended March 31, 2015 and 2014, we incurred the following general and administrative expenses:

	Three months ended	Three months
	March 31, 2015	ended March 31,
	(Unaudited)	2014
General and Administrative Expenses	$	$
Accounting Fees	6,000	6,000
Audit & Tax Fees	34,240	34,284
Bank Fees	149	125
Amortization Expenses – Web Development	-	-
Consulting Fees	152,131	136,152
Filing and Transfer Agent Fees	25	138
Legal Fees	13,089	3,480
Travel Expenses	3,483	1,168
Office and Miscellaneous Expense	1,431	1,583
Research and Development Expense	122,549	154,000
Marketing Expense	-	521
Payroll Expense	-	-
Insurance Expense	11,644	12,774
Stock-Based Compensation	670	3,939
Meals & Entertainment Expenses	219	101
	345,630	354,265

Our expenses decreased by approximately 2% during the three months ended March 31, 2015 compared to the same period in 2014 primarily due to a reduction in research and development expenses. While research and clinical testing are ongoing, the incurrence of expense is not always realized on a consistent basis and will fluctuate somewhat from quarter to quarter.

Liquidity And Capital Resources

Working Capital

	March 31, 2015	December 31, 2014
Total Current Assets	901,264	357,019
Total Current Liabilities	1,077,790	885,726
Working Capital (Deficiency)	$(176,526)	$(528,707)

While our operations consumed more cash in the first quarter of 2015 versus the corresponding quarter in 2014, Savicell completed an equity financing in the approximate amount of $708,000 which had the effect of reducing our overall working capital deficiency.

Recent Financings

On April 16, 2015, we sold an aggregate of 3,550,000 common shares of our company at a price of $0.20 per share for gross proceeds of $710,000.

Further to and as a condition to our financing described above, on April 15, 2015, we entered into debt conversion option agreements with four subscribers pursuant to which we have agreed to permit the subscribers to convert an aggregate amount of $852,418 owed to them by our company into an aggregate of up to 15,498,509 shares of common stock of our company at a price of $0.055 per share. At any time while our company’s shares are listed on a United States stock exchange or quotation system, if the average volume over a period of 30 trading days on the Exchange totals 50,000 shares traded per day and the market capitalization of our company’s shares based on the trading price on each such trading day totals a minimum of $40,000,000, we may provide notice to the subscriber that the subscriber’s conversion right will be terminated in ten business days unless so exercised.

Cash Flows

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Net Cash (Used in) Operating Activities	(153,644)	(99,705)
Net Cash Provided by Financing Activities	708,483	57,766
Net Cash Provided by (Used in) Investing Activities	(3,156)	-

Cash (Used in) Operating Activities

The increase in cash used in operating activities compared to the same period last year is because of reduced reliance on payables to fund operations.

Cash Provided by Financing Activities

The increase in cash provided by financing activities compared to the same period last year results from the equity financing completed by Savicell during the first quarter of 2015.

Cash Provided by (Used in) Investing Activities

The increase in cash used in investing activities compared to the same period last year results from the purchase of assets used in the furtherance of Savicell’s research and development.

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

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at March 31, 2015, our company has accumulated deficit of $6,220,442 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next 12 months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. This evaluation was implemented under the supervision and with the participation of our Chief Executive Officer.

Based on this evaluation, management concluded that, as of March 31, 2015, our disclosure controls and procedures are not effective. The ineffectiveness of our disclosure controls and procedures was due to the existence of material weaknesses identified in our annual report on Form 10-K filed with the SEC on April 14, 2015.

Changes in Internal Control over Financial Reporting

During fiscal quarter ended March 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not generated any revenue from operations since our incorporation. We expect that our operating expenses will increase over the next 12 months as we ramp-up our business. We estimate our average monthly expenses over the next 12 months to be approximately $75,000 ($895,000 for the ensuing year), including general and administrative expenses but excluding acquisition costs and the cost of any research expenditures and product development. In addition, we anticipate expending $1,700,000 in aggregate research and development and product development costs including in the context of our obligations pursuant to the License Agreement. Finally, we anticipate dedicating approximately $75,000 toward debt repayment obligations. Accordingly, the total commitments for the ensuing year will likely aggregate to $2,670,000. On March 31, 2015 , we had cash and cash equivalents of $873,837. As of March 31, 2015, we had total liabilities of approximately $1,096,381. If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms.

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

Although our common stock is currently listed for quotation on the OTC Markets Pink Sheets, there is no market for our common stock. Even when a market is established and trading begins, trading through the OTC Markets Pink Sheets is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the three month period ended March 31, 2015, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	License and Research Funding Agreement dated July 25, 2012 between Ramot at Tel Aviv University Ltd. and Savicell Diagnostic Ltd. (portions of the exhibit has been omitted pursuant to a request for confidential treatment) (incorporated by reference to an exhibit to a current report on Form 8-K filed July 16, 2013)
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to an exhibit to a registration statement on Form S-1 filed on August 10, 2010)
3.2	Bylaws (incorporated by reference to an exhibit to a registration statement on Form S-1 filed on August 10, 2010)
(10)	Material Contracts
10.1	Loan Terms Agreement dated February 13, 2012 with Ori Ackerman (incorporated by reference to an exhibit to a current report on Form 8-K filed February 13, 2012)
10.2	Form of Subscription Agreement for Non-US Subscribers (incorporated by reference to an exhibit to a current report on Form 8-K filed May 24, 2012)
10.3	Form of Subscription Agreement for US Subscribers (incorporated by reference to an exhibit to a current report on Form 8-K filed May 24, 2012)
10.4	Form of Shares for Debt Agreement for Canadian Subscribers (incorporated by reference to an exhibit to a current report on Form 8-K filed July 18, 2012)
10.5	Form of Subscription Agreement for Non-US Subscribers (incorporated by reference to an exhibit to a current report on Form 8-K filed July 18, 2012)
10.6	Warrant Agreement dated July 25, 2012 between Savicell Diagnostic Ltd. and Ramot at Tel Aviv University Ltd. (incorporated by reference to an exhibit to a current report on Form 8-K filed August 19, 2013)
10.7	Employment Agreement with Giora Davidovits dated September 1, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K filed September 19, 2012)
10.8	Form of Conversion and Participation Rights Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 1, 2012)
10.9	Employment Agreement with Eyal Davidovits dated October 30, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K filed November 5, 2012)
10.10	Form of Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.11	Form of Offshore Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.12	Form of Canadian Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.13	Form of Debt Conversion Option Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed April 22, 2015)
10.14	Form of Private Placement Subscription Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed April 22, 2015)
(21)	Subsidiaries
21.1	Savicell Diagnostic Ltd. our approximately 75.88% subsidiary incorporated in Israel on April 23, 2012
21.2	Savicell Ltd.
(33)	Certification

Exhibit Number	Description
31.1*	Section 302 of the Sarbanes-Oxley Act of 2002 of Giora Davidovits
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Giora Davidovits
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONLINE DISRUPTIVE TECHNOLOGIES, INC.

By /s/ Giora Davidovits
     ______________________________________________
     Giora Davidovits
     Chief Executive Officer, Chief Financial Officer,
     President, Secretary, Treasurer and Director
     (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

May 20, 2015