Form 10-Q
period 2015-06-30
ONLINE DISRUPTIVE TECHNOLOGIES, INC.
filed 2015-08-19
CIK 1498380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes [  ]      No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:
As of August 14, 2015, there were 95,599,197 shares of common stock, par value $0.001, outstanding.

ii

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONLINE DISRUPTIVE TECHNOLOGIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(U.S. DOLLARS)

Online Disruptive Technologies, Inc.
Consolidated Balance Sheets

	June 30, 2015	December 31,
	(Unaudited)	2014
	$	$
ASSETS

Current Assets
Cash and Cash Equivalents	1,758,009	329,855
Prepaid expenses	4,937	4,803
VAT Receivable	112,548	22,361
Total Current Assets	1,875,494	357,019

Fixed Assets	35,317	3,959
Total Assets	1,910,811	360,978

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Liabilities	173,805	835,726
Convertible debenture (Note 6)	1,257,522	-
Term Loan – Related Party (Note 4)	-	50,000
Total Current Liabilities	1,431,327	885,726

Term Loan – Related Party (Note 4)	-	15,275
Total Liabilities	1,431,327	901,001

EQUITY

Authorized: 20,000,000 Preferred Shares, par value $0.001 500,000,000 Common Shares, par value $0.001 Issued and outstanding: Nil Preferred Shares 92,730,502Common Shares (December 31, 2014: 82,636,433 Common Shares)	1,956,910	67,036
Additional Paid-in Capital	8,360,774	5,144,387
Accumulated Other Comprehensive Income (Loss)	(59,557)	(93,964)
(Deficit) Accumulated During the Development Stage	(10,005,458)	(5,884,907)
Equity Attributable to Shareholders of the Company	252,669	(767,448)

Non-Controlling Interests	226,815	227,425
Total Equity	479,484	(540,023)
Total Liabilities and Equity	1,910,811	360,978

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months	Three	Six months	Six months
	ended June 30,	months	ended June	ended June
	2015	ended June	30, 2015	30, 2014
		30, 2014
General and Administrative Expenses	$	$	$	$
Accounting Fees	7,250	6,000	13,250	12,000
Audit & Tax Fees	-	926	34,240	35,210
Bank Fees	334	235	483	360
Consulting Fees	172,707	152,022	324,838	288,174
Filing and Transfer Agent Fees	4,694	6,503	4,719	6,641
Legal Fees	16,838	17,068	29,927	20,548
Travel Expenses	3,898	4,471	7,381	5,639
Office and Miscellaneous Expense	1,211	4,159	2,642	5,742
Research and Development Expense	520,563	58,413	643,112	212,413
Marketing Expense	31,687	-	31,687	522
Insurance Expense	27,062	27,133	38,706	39,907
Stock-Based Compensation	2,901,171	143	2,901,842	4,082
Meals & Entertainment Expenses	68	251	287	352
	(3,687,483)	(277,324)	(4,033,114)	(631,590)

Other Expense
Interest Expense	(31,624)	(1,137)	(35,726)	(2,121)
Foreign Currency Gain (Loss)	(65,909)	13,309	(51,711)	32,223
Net (Loss) for the year	(3,785,016)	(265,152)	(4,120,551)	(601,488)

Other Comprehensive Income
Currency translation adjustments	56,079	-	34,407	-
Comprehensive Income (Loss) for the year	(3,728,937)	(265,152)	(4,086,144)	(601.488)

Net (Loss) attributable to:
Common Stockholders	(2,783,652)	(240,853)	(3,030,418)	(539,937)
Non-Controlling Interests	(1,001,364)	(24,299)	(1,090,133)	(61,551)
	(3,785,016)	(265,152)	(4,120,551)	(601,488
Net Comprehensive Income (Loss) Attributable to:
Common Stockholders	(2,742,409)	(240,865)	(3,005,113)	(539,937)
Non-Controlling Interests	(986,528)	(24,299)	(1,081,031)	(61,551)
	(3,728,937)	(265,152)	(4,086,144)	(601,488)

Basic and Diluted Net Loss per Common Share	(0.04)	(0.00)	(0.04)	(0.00)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	92,730,502	82,636,433	92,730,502	82,636,433

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended	Six months ended
	June 30, 2015	June 30, 2014

Cash flow from Operating Activities	$	$
Net loss for the period	(4,120,551)	(601,488)
Adjustment for items not involving cash:
Stock-Based Compensation	2,901,842	4,082
Foreign Exchange Gain/Loss	53,851	-
Imputed Interest	33,738	1,542
Amortization – Fixed Assets	5,258	-
Changes in non-cash working capital items:
(Increase) in VAT receivable	(89,428)	1,096
(Increase) in Prepaid Expense		3,402
Increase (decrease) in Accounts Payable and Accrued Liabilities	189,642	197,808
Net Cash (Used in) Operating Activities	(1,025,648)	(393,558)
Cash flow from Financing Activities
Common shares issued, Net of issuance costs	1,800,812	-
Non-Controlling Interests	709,087	208,978
Net Cash Provided by Financing Activities	2,509,899	208,978
Cash flow from Investing Activities
Cash utilized in Purchase of Assets	(36,458)	-
Net Cash Provided by (Used in) Investing Activities	(36,458)	-

Effects of Exchange rate changes on Cash and Cash Equivalents	(19,639)	-

Net Increase in Cash and Cash Equivalents	1,447,793	(184,580)
Cash and Cash equivalents, Beginning of Period	329,855	851,787
Cash and Cash equivalents, End of Period	1,758,009	667,207
Supplementary Information
Interest Paid	-	-
Income Taxes Paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2015
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

These consolidated financial statements have been prepared with the ongoing assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital of $444,167 as at June 30, 2015 (December 31, 2014 – ($528,707)) and an accumulated deficit of $10,005,458. Furthermore, additional future losses are anticipated which raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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
June 30, 2015
(Unaudited)

Note 2 - Significant Accounting Policies

a)	Basis of Presentation

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”). All adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows as at June 30, 2015 have been included.

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

In the year ended 2014, the management had a change in estimates with regards to the related party term loan (See Note 4) and Savicell’s functional currency.

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
June 30, 2015
(Unaudited)

Note 2 - Significant Accounting Policies (Continued)

e)	Cash and Cash Equivalents

Cash and cash equivalents consist entirely of readily available cash balances. There were no cash equivalents as of June 30, 2015 and December 31, 2014.

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
June 30, 2015
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

Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Stock options are considered to be common stock equivalents and were not included in the net loss per share calculation for the six months ended June 30, 2015 and December 31, 2014 because the inclusion of such underlying shares would have had an anti-dilutive effect.

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

As at June 30, 2015, the fair value of cash and cash equivalents was measured using Level 1 inputs.

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
June 30, 2015
(Unaudited)

Note 2 - Significant Accounting Policies (Continued)

k)	Research and Development Costs

All research and development costs are charged to expense as incurred and consist principally of costs related to the License and Research Funding Agreement entered by the Company’s subsidiary with Ramot at Tel Aviv University (See Note 3).

l)	Fixed Assets

Property and Equipment are recorded at cost and are amortized over their estimated useful life of 3 years on a straight line basis.

m)	Derivative Financial Instruments

On April 15, 2015, the Company has issued a convertible debt instrument with a non-detachable conversion feature. The terms of the convertible debt instrument are reviewed to determine whether or not they contain embedded derivative instruments that are required to be accounted separately from host contract, and recorded on the balance sheet at fair value. The fair value of the derivative liabilities is required to be re-valued at each reporting date, with corresponding changes in fair value recorded in the current period operating results.

n)	Beneficial Conversion Feature

In accordance with ASC 470-20, Debt with Conversion and Other options, the Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt or preferred stock instruments that have conversion features at fixed rates that are in-the-money when issued. The BCF for the convertible instrument is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value is generally calculated at the commitment date as the difference between the conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. If certain other securities are issued with the convertible security, the proceeds are allocated among the different components. The portion of the proceeds allocated to the convertible security is divided by the contractual number of the conversion shares to determine the effective conversion price, which is used to measure the BCF. The effective conversion price is used to compute the intrinsic value. The value of the BCF is limited to the basis that is initially allocated to the convertible security.

o)	Modifications to debt

The Company evaluates any modifications to its debt in accordance with the applicable guidance in ASC 470-50, Debt-Modifications and Extinguishments. If the debt instruments are substantially modified, the modification is accounted for in the same manner as a debt extinguishment (i.e., a major modification) and the fees paid are recognized as expense at the time of the modification. Otherwise, such fees are deferred and amortized as an adjustment of interest expense over the remaining term of the modified debt instrument using the interest method.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2015
(Unaudited)

Note 2 - Significant Accounting Policies (Continued)

p)	Recently Adopted Accounting Pronouncements

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

q)	Recently Issued Accounting Pronouncements

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2015
(Unaudited)

Note 2 - Significant Accounting Policies (Continued)

q)	Recently Issued Accounting Pronouncements

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2015
(Unaudited)

Note 2 - Significant Accounting Policies (Continued)

q)	Recently Issued Accounting Pronouncements (Continued)

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

Pursuant to the above noted R&D Agreement, Savicell will fund research expenditures amounting to a total of $1,600,000 according to the following schedule:

•	$81,000 within 5 business days of the R&D Agreement (paid)
•	Before October 2012; $359,500 plus VAT as applicable (paid)
•	Before January 3, 2013; $359,500 plus VAT as applicable (paid)
•	Before April 3, 2013; $400,000 plus VAT as applicable (paid)
•	Before July 3, 2013; $400,000 plus VAT as applicable (paid)

The payments originally due on April 3, 2013 and July 3, 2013 were postponed by the parties until such time as the funds were actually required in furtherance of the joint research and development initiatives. As of June 30, 2015, the remaining balance of $800,000 has been paid in connection with the R&D agreement.

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2015
(Unaudited)

Note 3 – License and Research Funding Agreement (Continued)

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

During the six months ended June 30, 2015, Savicell incurred research and development costs of $643,112 (June 30, 2014 - $212,413) which included the funding in connection with the R&D Agreement with Ramot. The research and development cost of $643,112 were included in the consolidated statements of operations and comprehensive loss.

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

For the year ended 2014, the Company’s management re-estimated the payment schedule assuming that ODT will raise equity financing of $500,000 and $1,000,000 in 2015 and 2016 respectively. Management believed it would be in a position to repay the first $50,000 in 2015 with the remainder of the loan being repaid in 2016. Management had determined the net present value of the term loan as at the date of restructuring to be $34,842 by discounting the future anticipated repayments at a relative market rate of 19.99% (2013 – 11.68%) . As a result of the re-estimation, the Company recorded $6,623 of interest expense recovery as at year ended December 31, 2014.

During the six months ended June 30, 2015, the Company recorded interest accretion of $3,317.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2015
(Unaudited)

In addition, on May 28, 2015, the Company entered into a debt settlement agreement pursuant to which the Company settled the term loan in the aggregate amount of $74,062 by the issuance of 462,890 common shares at a per share price of $0.16.

Note 4 – Term Loan – Related Party (Continued)

A summary of the Term Loan is as follows:

	June 30, 2015	December 31, 2014
Term loan – face value	$74,062	$74,062
Effective interest rate – 19.99%	(39,220)	(39,220)
Net present value	34,842	34,842
Interest accretion	39,220	30,433
Total	74,062	65,275
Settlement of debt	(74,062)	-
Current portion	-	50,000
Term loan – long term	$-	$15,275

Note 5 – Related Party Transactions

The Company completed the following related party transactions:

During the six months ended June 30, 2015, the Company incurred consulting fees of $286,298 payable to its directors and officers and companies controlled by a former director/officer of the Company (for the quarter ended June 30, 2014 - $288,174).

As at June 30, 2015, included in accounts payable and accrued liabilities are amounts of $18,900 (December 31, 2014-$160,433) that was payable to a company controlled by a former director/officer of the Company and $116,490 (December 31, 2014-$644,285) that was payable to current officers or directors of the Company.

See Notes 4 and 7.

Note 6 - Convertible debenture

On April 15, 2015, the Company entered into debt conversion option agreements with two directors and two consultants of the Company pursuant to which the Company collectively settled debts in the aggregate amount of $852,418 with an unsecured and non-interest bearing convertible debenture with beneficial conversion feature. Pursuant to the agreements, these individuals may convert a portion or all of the debt amounts into common shares of the Company at a price per share of $0.055 over a seven year term.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2015
(Unaudited)

As at June 30, 2015, the underlying common shares issuable pursuant to these convertible debentures totalled 15,498,510 and the Company recorded an intrinsic value of the beneficial conversion feature of convertible debenture at $2,247,284 in Additional Paid In Capital in the financial statements and recognized a loss of $2,621,966 on the extinguishment of debt in stock-based compensation expenses. The fair value of the debt component is determined at $1,227,101 as at April 15, 2015. In addition, the Company recorded interest accretion of $30,421 during the six months ended June 30, 2015. As at June 30, 2015, the fair value of the debt component is $1,257,522.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2015
(Unaudited)

Note 6 - Convertible debenture (Continued)

The fair value of the debt component has been estimated using a fair market interest of 22%. The fair value of the conversion feature has been estimated using a Black-Scholes option pricing model incorporating the following assumptions:

June 30, 2015

Valuation Date	April 15, 2015
Expiry Date	April 15, 2022
Share Price at Grant Date	0.20
Exercise Price	0.055
Risk Free Interest	1.02%
Expected Life	7 years
Expected volatility	98.37%
Dividend Yield	-
Black Scholes Value	0.18

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2015
(Unaudited)

Note 7 –Equity (Continued)

Common shares (continued)

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

On April 15, 2015, the Company entered into debt conversion agreements with two directors and two consultant of the Company pursuant to which the Company collectively settled debts in the aggregate amount of $852,418. Pursuant to the debt conversion option agreement, these individuals may convert a portion or all of the debt amount into common shares of the Company at a price per share of $0.055 over a seven year term. As at June 30, 2015, an intrinsic value of the beneficial conversion feature of convertible debenture at $2,247,284 as a result of the debt settlement is reflected in Additional Paid in Capital in the financial statements (see Note 6).

On April 19, 2015, the Company issued 3,550,000 common shares at $0.20 per share for total proceeds of $710,000.

On May 22, 2015, the Company issued 500,000 common shares at $0.20 per share for total proceeds of $100,000.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2015
(Unaudited)

Note 7 –Equity (Continued)

Common shares (continued)

On May 28, 2015, the Company entered into a debt settlement agreement pursuant to which the Company settled a related party term loan in the aggregate amount of $74,062 by the issuance of 462,890 common shares at $0.16 per share.

On June 23 2015, stock options previously granted by the Company were exercised resulting in the issuance of 481,179 common shares at $0.01 per share for total proceeds of $4,812.

On June 23, 2015, stock options previously granted by the Company were exercised resulting in the issuance of 100,000 commons shares at $0.01 per share for total proceeds of $1,000.

On June 25, 2015, the Company issued 5,000,000 common shares at $0.20 per share for total proceeds of $1,000,000.

As at June 30, 2015 the Company has 92,730,502 common shares issued and outstanding.

Stock Options

On September 1, 2012, the Company granted a total of 9,750,000 stock options to our directors, officers, consultants and employees. The stock options are exercisable at the exercise price of $0.01 per share until September 1, 2022 and vest immediately.

On May 28, 2013, the Company granted a total of 962,358 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. A quarter of the options will vest on each of the first four anniversaries of the date of initial grant. The options were valued based on the Black Scholes model which utilizes the following assumptions: expected dividend yield of nil, expected volatility of 69.20 -95.69%, expected life of 4 years and risk free interest rate of 0.48 -1.65%. For the six months ended June 30, 2015, the Company recorded stock based compensation of $99,501 for such options. In addition on June 22, 2015, 481,179 of these options were exercised at $0.01 per share for total proceeds of $4,812.

On August 22, 2013, the Company granted a total of 800,000 stock options to a consultant. The stock options are exercisable at the exercise price of $0.01 per share. 480,000 of the options so granted will vest as to one quarter of such options at the end of each completed year that the consultant provides the services. The remaining 320,000 options will be fully vest when consultant has completed the provision of a minimum of 600 blood samples of lung cancer and control patients during the 4 years from August 22, 2013. One twelfth of these options will vest upon each 50 blood samples having been delivered by the consultant to the Company. The options were valued based on the Black Scholes model which utilizes the following assumptions: expected dividend yield of nil, expected volatility of 76.11 -78.99%, expected life of 4 years and risk free interest rate of 1.65%. As at June 30 2015, the Company recorded stock based compensation of $10,476 for such options.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2015
(Unaudited)

Note 7 –Equity (Continued)

Stock Options (continued)

On November 11, 2013, the Company granted a total of 1,924,717 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. A quarter of the options will vest immediately and a quarter on each of the first three anniversaries of the date of initial grant. The options were valued based on the Black Scholes model which utilizes the following assumptions: expected dividend yield of nil, expected volatility of 79.60 -96.09%, expected life of 7 years and risk free interest rate of 0.65 -1.65%. For the six months ended June 30, 2015, the Company recorded stock based compensation of $121,987 for such options.

On January 1, 2014, the Company granted a total of 500,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. A quarter of the options will vest immediately and a quarter will vest at end of each completed year that the consultant provides the services. The options were valued based on the Black Scholes model which utilizes the following assumptions: expected dividend yield of nil, expected volatility of 78.44%, expected life of 5 years and risk free interest rate of 1.65% . As at December 31, 2014, the Company recorded stock based compensation of $970 for one quarter of the vested options. As at June 30, 2015, none of the options granted were yet vested. As such, no stock based compensation expense was recognized.

On May 4, 2014 the Company granted a total of 150,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. One third of the options will vest at end of each completed year that the consultant provides the services. As at June 30, 2015, none of the performance condition has been met, therefore no stock based compensation expense was recognized.

On May 15, 2014 the Company granted a total of 150,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. 25,000 of the options will vest immediately. Furthermore, 75,000 and 50,000 of the options respectively will vest on the first and second anniversaries that the consultant provides the services. The options were valued based on the Black Scholes model which utilizes the following assumptions: expected dividend yield of nil, expected volatility of 88.84%, expected life of 5 years and risk free interest rate of 1.97% . For the year ended December 31, 2014, the Company recorded stock based compensation of $174 for such options. For the six months ended June 30, 2015, the Company recorded stock based compensation of $14,325 for such options. In addition on June 23, 2015, 100,000 of these options were exercised at $0.01 per share for total proceeds of $1,000.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2015
(Unaudited)

Note 7 –Equity (Continued)

Stock Options (continued)

		Weighted
		Average Exercise
	Number of Options	Price	Expire date
Balance, December 31, 2011	-	$-
Granted	9,750,000	0.01	September 1, 2022
Balance, December 31, 2012	9,750,000	0.01
Granted, on May 28, 2013	481,180	0.01	May 28, 2018
Granted, on August 22, 2013	800,000	0.01	August 22, 2018
Granted, on November 11, 2013	1,924,717	0.01	November 11, 2020
Balance, December 31, 2013	12,955,897	0.01
Granted, on January 1, 2014	500,000	0.01	January 1, 2019
Granted, on May 4, 2014	150,000	0.01	May 4, 2021
Granted, on May 15, 2014	50,000	0.01	May 15, 2019
Balance, June 30, 2015	13,655,897	$0.01

Exercise price	Outstanding as at June 30, 2015			Exercisable as at June 30, 2015
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
	Options	Price	Life (years)	Options	Price	Life (years)

$ 0.01	9,750,000	$0.01	7.18	9,750,000	$0.01	7.18
0.01	481,180	0.01	2.91	-	0.01	2.91
0.01	800,000	0.01	3.15	306,667	0.01	3.15
0.01	1,924,717	0.01	5.37	962,358	0.01	5.37
0.01	500,000	0.01	3.51	166,667	0.01	3.51
0.01	150,000	0.01	5.85	50,000	0.01	5.85
0.01	50,000	0.01	3.88	-	-	-
	13,655,897	$0.01	6.24	11,396,282	$0.01	6.78

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2015
(Unaudited)

Note 7 –Equity (Continued)

Stock Options (continued)

Exercise price	Outstanding as at December 31, 2014			Exercisable as at December 31, 2014
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
	Options	Price	Life (years)	Options	Price	Life (years)

$ 0.01	9,750,000	$0.01	7.67	9,750,000	$0.01	7.67
0.01	962,358	0.01	3,41	240,590	0.01	3.41
0.01	800,000	0.01	3.64	226,667	0.01	3.64
0.01	1,924,717	0.01	5.87	962,358	0.01	5.87
0.01	500,000	0.01	4.01	166,667	0.01	4.01
0.01	150,000	0.01	6.35	-	-	-
0.01	150,000	0.01	4.37	25,000	0.01	4.37
	14,237,075	$0.01	6.74	11,371,282	$0.01	7.29

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2015
(Unaudited)

Note 7 –Equity (Continued)

Non-Controlling Interest (continued)

During the year ended December 31, 2014, Savicell issued a total of 183 shares at $1,699 per share representing approximately 1.37% of the fully diluted common equity of Savicell for aggregate proceeds of $310,977. Following these share issuances, the Company, the Warrant holder and the Savicell investors held underlying interests in the equity of Savicell of 74.67%, 13.18% and 12.15% respectively (2013-75.71%, 13.36% and 10.93%).

During the six months ended June 30, 2015, Savicell issued a total of 417 shares at $1,699 per share representing approximately 3.46% of the fully diluted common equity of Savicell for aggregate proceeds of $708,483. Following these share issuances, the Company, the Warrant holder and the Savicell investors held underlying interests in the equity of Savicell of 72.42%, 12.78% and 14.80% respectively (December 31, 2014-74.67%, 13.18% and 12.15%).

As the exercise price inherent in the warrant certificate to purchase 1,765 common shares of Savicell is at nominal value, the warrant certificate is valued at the price of the subsequent equity issuance by Savicell ($1,698.97 per share) and the related common shares are considered to be issued and outstanding.

Note 8 – Commitments and Guarantees

The Company did not become a guarantor to any parties as at June 30, 2015.

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2015
(Unaudited)

Note 8 – Commitments and Guarantees (continued)

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

Note 9 – Subsequent Event

1.

As at August 10, pursuant to the Savicell conversion and participation rights agreement, certain investors of Savicell have elected to convert an aggregate 270 shares of Savicell into common shares of the Company. The conversion resulted in an issuance of 2,868,695 common shares at a price per share of $0.16. Following these share issuances, the Company, the Warrant holder and the Savicell investors held underlying interests in the equity of Savicell of 73.86, 13.04% and 13.10% respectively. (June 30, 2015-72,42%, 12,78% and 14.80%).

2.

On August 4, 2015, the Company granted options to purchase 150,000 shares of its common stock to a new employee, pursuant to an employment agreement. The exercise price of the options is $0.20 per share and may be exercised for seven years. The options vest as to one third on first, second and third anniversaries of the date of grant provided the employee continues to be employed by the Company.

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

Expenses

For the three and six months ended June 30, 2015 and 2014, we incurred the following general and administrative expenses:

	Three months	Three months
	ended	ended	Six months ended	Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
General and Administrative Expenses	$	$	$	$
Accounting Fees	7,250	6,000	13,250	12,000
Audit & Tax Fees	-	926	34,240	35,210
Bank Fees	334	235	483	360
Consulting Fees	172,707	152,022	324,838	288,174
Filing and Transfer Agent Fees	4,694	6,503	4,719	6,641
Legal Fees	16,838	17,068	29,927	20,548
Travel Expenses	3,898	4,471	7,381	5,639
Office and Miscellaneous Expense	1,211	4,159	2,642	5,742
Research and Development Expense	520,563	58,413	643,112	212,413
Marketing Expense	31,687	-	31,687	522
Insurance Expense	27,062	27,133	38,706	39,907
Stock-Based Compensation	2,901,171	143	2,901,842	4,082
Meals & Entertainment Expenses	68	251	287	352
	3,687,483	277,324	4,033,114	631,590

Our expenses increased by approximately 1230% during the three months ended June 30, 2015 compared to the same period in 2014 primarily due to increased research and development expenses and stock-based compensation and losses on extinguishment of two debts. We have considerably expanded the scope and breadth of our clinical testing within the last six months and we have made the final research and development fees required to be paid to Ramot pursuant to the License Agreement. All of those expenditures are expensed as incurred for accounting purposes. As we have recently completed new equity financings at a per share price of $0.20, the calculation related to stock-based compensation expense has increased markedly. The previous equity financings had been completed at a per share price of $0.01. Moreover, during the three months ended June 30, 2015 we have recognized losses of $2,645,952 on the extinguishment of two debts in stock-based compensation.

In addition, our expenses increased by approximately 539% during the six months ended June 30, 2015 compared to the same period in 2014 for the same reasons as the increase for the three month period ended June 30, 2015, namely the enhanced research and development activities and the increased stock-based compensation and losses recognized on the extinguishment of two debts . While research and clinical testing are ongoing, the incurrence of expense is not always realized on a consistent basis and will fluctuate some what from quarter to quarter.

Liquidity And Capital Resources

Working Capital

	June 30, 2015	December 31, 2014
Total Current Assets	1,875,494	357,019
Total Current Liabilities	1,431,327	835,726
Working Capital (Deficiency)	444,167	$(528,707)

Recent Financings

On April 16, 2015, we sold an aggregate of 3,550,000 shares of our company’s common stock at a price of $0.20 per share for gross proceeds of $710,000.

Further to and as a condition to our financing described above, on April 15, 2015, we entered into debt conversion option agreements with four subscribers pursuant to which we have agreed to permit the subscribers to convert an aggregate amount of $852,418 owed to them by our company into an aggregate of up to 15,498,509 shares of common stock of our company at a price of $0.055 per share. At any time while our company’s shares are listed on a United States stock exchange or quotation system, if the average volume over a period of 30 trading days on the Exchange totals 50,000 shares traded per day and the market capitalization of our company’s shares based on the trading price on each such trading day totals a minimum of $40,000,000, we may provide notice to the subscriber that the subscriber’s conversion right will be terminated in ten business days unless so exercised. As at June 30, 2015, an intrinsic value of the beneficial conversion feature of convertible debenture at $2,247,284 as a result of the debt settlement is reflected in Additional Paid in Capital in the financial statements.

On May 27, 2015, we sold an aggregate of 500,000 shares of our company’s common stock at a price of $0.20 per share for gross proceeds of $100,000.

On May 29, 2015, we entered into a debt settlement acknowledgement and subscription agreement with one individual whereby we settled a debt in the amount of $74,062.33 that had been outstanding for almost four years by the issuance of 462,890 shares of our common stock at a deemed price per share of $0.16. We paid no interest on the debt outstanding.

On June 30, 2015, we issued 581,179 shares of our company’s common stock at a price of $0.01 per share for gross proceeds of $5,811.79. The shares were issued pursuant to the exercise of stock options by two optionees.

On June 30, 2015, we sold 5,000,000 common shares of our company at a price of $0.20 per share for gross proceeds of $1,000,000 pursuant to a subscription agreement with one purchaser.

On October 30, 2012, we announced the entry into a conversion and participation rights agreement with investors who have purchased ordinary shares of our subsidiary, Savicell Diagnostic Ltd. (as detailed in our current report on Form 8-K filed with the SEC on November 1, 2012). Pursuant to the agreement, we have permitted the investors to convert their shares held in Savicell into shares of our company at 80% of the per share pricing of the first completed financing of over US$500,000 conducted after July 1, 2012.

As of the date hereof and subsequent to the quarter end date of June 30, 2015, we have received conversion notices from three investors necessitating the issuance of an aggregate of 2,868,695 shares of common stock at the conversion price at $0.16 per share of our common stock.

Cash Flows

	Six months ended	Six months ended
	June 30, 2015	June 30, 2014
Net Cash (Used in) Operating Activities	(1,025,649)	(393,558)
Net Cash Provided by Financing Activities	2,509,899	208,978
Net Cash Provided by (Used in) Investing Activities	(36,458)	-
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(19,639)	-
Net Increase in Cash and Cash Equivalents	1,428,154	(184,580)

Net Cash (Used in) Operating Activities

The increase in cash used in operating activities compared to the same period last year is primarily due to the significant increase in cash expended in furtherance of the research and development initiatives.

Net Cash Provided by Financing Activities

The increase in cash provided by financing activities compared to the same period last year results from the various equity financings completed by us during the second quarter 2015.

Cash Provided by (Used in) Investing Activities

The increase in cash used in investing activities compared to the same period last year results from the purchase of assets used in the furtherance of Savicell’s research and development.

Plan of Operation

We are an early-stage company. There exists substantial doubt that we can continue as an ongoing business for the next 12 months unless we obtain additional capital to pay our expenses. This is because we have not generated any revenues and no material revenues are anticipated until we further develop our business. There is no assurance we will reach this point.

Our primary objectives for the next 12 month period are to further develop the Technology and to advance the Technology so that it may be appropriate for broader clinical testing.

We estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Expense	Amount
Research and product development	$1,700,000
Employee and consultant compensation	700,000
General and administration	85,000
Professional services fees	130,000
Regulation and compliance	40,000
Office and travel expenses	70,000
Sales, marketing and business development	60,000
Total:	$2,785,000

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we may be forced to curtail or cease the operation of our business.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at June 30, 2015, our company has accumulated deficit of $10,005,458 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next 12 months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. This evaluation was implemented under the supervision and with the participation of our Chief Executive Officer.

Based on this evaluation, management concluded that, as of June 30, 2015, our disclosure controls and procedures are not effective. The ineffectiveness of our disclosure controls and procedures was due to the existence of material weaknesses identified in our annual report on Form 10-K filed with the SEC on April 14, 2015.

Changes in Internal Control over Financial Reporting

During fiscal quarter ended June 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not generated any revenue from operations since our incorporation. We expect that our operating expenses will increase over the next 12 months as we ramp-up our business. We estimate our average monthly expenses over the next 12 months to be approximately $90,500, including general and administrative expenses but excluding acquisition costs and the cost of any research expenditures and product development. In addition, we anticipate expending $1,700,000 in aggregate research and development and product development costs. Accordingly, the total commitments for the ensuing year will likely aggregate to $2,785,000. On June 30, 2015, we had cash and cash equivalents of $1,758,009. As of June 30, 2015, we had total liabilities of approximately $1,431,327. If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the three month period ended June 30, 2015, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

10.7	Employment Agreement with Giora Davidovits dated September 1, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K filed September 19, 2012)
10.8	Form of Conversion and Participation Rights Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 1, 2012)
10.9	Employment Agreement with Eyal Davidovits dated October 30, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K filed November 5, 2012)
10.10	Form of Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.11	Form of Offshore Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.12	Form of Canadian Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.13	Form of Debt Conversion Option Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed April 22, 2015)
10.14	Form of Private Placement Subscription Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed April 22, 2015)
10.15	Form of Private Placement Subscription Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed June 2, 2015)
10.16	Shares for Debt Acknowledgement and Subscription Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed June 2, 2015)
10.17	Form of Private Placement Subscription Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed July 9, 2015)
(21)	Subsidiaries
21.1	Savicell Diagnostic Ltd. our approximately 75.88% subsidiary incorporated in Israel on April 23, 2012
21.2	Savicell Ltd.
(33)	Certification
31.1*	Section 302 of the Sarbanes-Oxley Act of 2002 of Giora Davidovits

Exhibit Number	Description
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Giora Davidovits
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

August 19, 2015