Form 10-Q
period 2015-09-30
ONLINE DISRUPTIVE TECHNOLOGIES, INC.
filed 2015-11-13
CIK 1498380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
Yes [   ]     No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of November ♦, 2015, there were 98,979,174 shares of common stock, par value $0.001, outstanding.

ii

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONLINE DISRUPTIVE TECHNOLOGIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(U.S. DOLLARS)

Online Disruptive Technologies, Inc.
Consolidated Balance Sheets

	September 30, 2015	December 31,
	(Unaudited)	2014
	$	$
ASSETS

Current Assets
Cash and Cash Equivalents	1,454,355	329,855
Prepaid expenses	4,780	4,803
VAT Receivable	95,613	22,361
Total Current Assets	1,554,748	357,019

Fixed Assets	31,416	3,959
Total Assets	1,586,164	360,978

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Liabilities	191,970	835,726
Convertible debenture (Note 6)	1,304,573	-
Term Loan – Related Party (Note 4)	-	50,000
Total Current Liabilities	1,496,543	885,726

Term Loan – Related Party (Note 4)	-	15,275
Total Liabilities	1,496,543	901,001

EQUITY

Authorized: 20,000,000 Preferred Shares, par value $0.001 500,000,000 Common Shares, par value $0.001 Issued and outstanding: Nil Preferred Shares 96,555,424 Shares (December 31, 2014: 82,636,433 Common Shares)	80,955	67,036
Additional Paid-in Capital	10,499,854	5,144,387
Accumulated Other Comprehensive Income (Loss)	(86,136)	(93,964)
(Deficit) Accumulated During the Development Stage	(10,413,168)	(5,884,907)
Equity Attributable to Shareholders of the Company	81,505	(767,448)

Non-Controlling Interests	8,116	227,425
Total Equity	89,621	(540,023)
Total Liabilities and Equity	1,586,164	360,978

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

General and Administrative Expenses	$	$	$	$
Accounting Fees	7,500	6,000	20,750	18,000
Audit & Tax Fees	5,230	6,625	37,330	41,835
Bank Fees	205	126	689	486
Consulting Fees	197,043	135,803	521,881	423,977
Filing and Transfer Agent Fees	3,223	1,678	7,942	8,319
Legal Fees	19,812	(786)	49,738	19,762
Travel Expenses	10,502	1,944	17,884	7,583
Office and Miscellaneous Expense	4,622	1,751	7,263	7,493
Research and Development Expense	80,609	117,138	723,721	329,551
Marketing Expense	70	(10)	31,757	512
Insurance Expense	9,507	4,347	48,213	44,254
Stock-Based Compensation	44,426	3,479	2,946,268	11,813
Meals & Entertainment Expenses	154	68	441	420
	(382,903)	(278,163)	(4,413,877)	(914,005)

Other Expense
Interest Expense	(47,565)	(792)	(83,292)	(2,913)
Foreign Currency Gain (Loss)	22,759	(2,107)	(31,092)	30,116
Net (Loss) for the period	(407,709)	(281,062)	(4,528,261)	(886,802)

Other Comprehensive Income
Currency translation adjustments	(26,581)	-	7,828	-
Comprehensive Income (Loss) for the period	(434,290)	(281,062)	(4,520,433)	(886,802)

Net (Loss) attributable to:
Common Stockholders	(312,891)	(251,224)	(3,397,021)	(792,653)
Non-Controlling Interests	(94,818)	(29,838)	(1,131,240)	(94,149)
	(407,709)	(281,062)	(4,528,261)	(886,802)
Net Comprehensive Income (Loss) Attributable to:
Common Stockholders	(332,786)	(251,224)	(3,391,161)	(792,653)
Non-Controlling Interests	(101,504)	(29,838)	(1,129,272)	(94,149)
	(434,290)	(281,062)	(4,520,433)	(886,802)

Basic and Diluted Net Loss per Common Share	(0.00)	(0.00)	(0.05)	(0.00)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	88,238,860	82,636,433	95,670,026	82,636,433

The accompanying notes are an integral part of these consolidated financial statement.

Online Disruptive Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

		Nine months ended		Nine months ended
		September 30,		September 30,
		2015		2014

Cash flow from Operating Activities	$		$
Net loss for the period		(4,528,261)		(886,802)
Adjustment for items not involving cash:
Stock-Based Compensation		2,946,268		11,813
Foreign Exchange Gain/Loss		31,092		-
Imputed Interest		80,789		2,347
Amortization – Fixed Assets		5,058		-
Changes in non-cash working capital items:
(Increase) in VAT receivable		(72,781)		(4,965)
(Increase) in Prepaid Expense				3,402
Increase (decrease) in Accounts Payable and Accrued Liabilities		254,184		292,430
Net Cash (Used in) Operating Activities		(1,283,651)		(581,775)
Cash flow from Financing Activities
Common shares issued, Net of issuance costs		1,800,812		-
Non-Controlling Interests		708,483		310,977
Net Cash Provided by Financing Activities		2,509,295		310,977
Cash flow from Investing Activities
Cash utilized in Purchase of Assets		(37,881)		-
Net Cash Provided by (Used in) Investing Activities		(37,881)		-

Effects of Exchange rate changes on Cash and Cash Equivalents		(63,263)		-
Net Increase in Cash and Cash Equivalents		1,124,500		(270,798)
Cash and Cash equivalents, Beginning of Period		329,855		851,787
Cash and Cash equivalents, End of Period		1,454,355		580,989
Supplementary Information
Interest Paid		-		-
Income Taxes Paid		-		-

The accompanying notes are an integral part of these consolidated financial statements

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2015
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

These consolidated financial statements have been prepared with the ongoing assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital of $58,205 as at September 30, 2015 (December 31, 2014 – working capital deficit of $528,707) and an accumulated deficit of $10,431,168. Furthermore, additional future losses are anticipated which raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”). All adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows as at September 30, 2015 have been included.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2015
(Unaudited)

b)	Principles of Consolidation

These consolidated financial statements include the accounts of the Company, its former wholly-owned subsidiary RS and its 75.02% interest in Savicell. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

The Company’s functional currency is the U .S. dollar. Transactions in other currencies are recorded in U.S. dollars at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are translated into U.S. dollars at rates of exchange in effect at the balance sheet dates. Exchange gains and losses are recorded in the statements of operations.

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

Cash and cash equivalents consist entirely of readily available cash balances. There were no cash equivalents as of September 30, 2015 and December 31, 2014.

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2015
(Unaudited)

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

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding during each period. Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Stock options are considered to be common stock equivalents and were not included in the net loss per share calculation for the nine months ended September 30, 2015 and December 31, 2014 because the inclusion of such underlying shares would have had an anti-dilutive effect.

j)	Financial Instruments and Fair Value of Financial Instruments

Fair Value of Financial Instruments – the Company adopted SFAS  ASC 820-10-50, “Fair Value Measurements”. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

·	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2015
(Unaudited)

·	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

·	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

As at September 30, 2015, the fair value of cash and cash equivalents was measured using Level 1 inputs.

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2015
(Unaudited)

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
September 30, 2015
(Unaudited)

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

In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). In August 2015, FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-03 will require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the debt. ASU 2015-15 allows an entity to present debt issuance costs associated with a revolving line of credit arrangement as an asset, regardless of whether a balance is outstanding. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03 or ASU 2015-15. These ASU’s are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted. ASU 2015-03 will require the Company to reclassify its deferred financing costs associated with its long-term debt from other assets to long-term debt on a retrospective basis. The new standard will not affect the Company’s results of operations or cash flows.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2015
(Unaudited)

In April 2015, FASB issued ASU 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets (“ASU 2015-04”). ASU 2015-04 allows employers with a fiscal year end that does not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year end. ASU 2015-04 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Prospective application is required, and early adoption is permitted.

In July 2015, FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires that an entity measure inventory at the lower of cost and net realizable value. This ASU does not apply to inventory measured using last-in, first-out. ASU 2015-11 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company does not expect the new standard to have a significant impact on its consolidated financial position, results of operations or cash flows.

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

Pursuant to the above noted R&D Agreement, Savicell will fund research expenditures amounting to a total of $1,600,000 according to the following schedule:

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2015
(Unaudited)

•	$81,000 within 5 business days of the R&D Agreement (paid)
•	Before October 2012; $359,500 plus VAT as applicable (paid)
•	Before January 3, 2013; $359,500 plus VAT as applicable (paid)
•	Before April 3, 2013; $400,000 plus VAT as applicable (paid)
•	Before July 3, 2013; $400,000 plus VAT as applicable (paid)

The payments originally due on April 3, 2013 and July 3, 2013 were postponed by the parties until such time as the funds were actually required in furtherance of the joint research and development initiatives. As of September 30, 2015, the remaining balance of $800,000 has been paid in connection with the R&D agreement.

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

During the nine months ended September 30, 2015, Savicell incurred research and development costs of $723,721 (September 30, 2014 - $329,551) which included the funding in connection with the R&D Agreement with Ramot. The research and development cost of $723,721 were included in the consolidated statements of operations and comprehensive loss.

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2015
(Unaudited)

For the year ended 2014, the Company’s management re-estimated the payment schedule assuming that ODT will raise equity financing of $500,000 and $1,000,000 in 2015 and 2016 respectively. Management believed it would be in a position to repay the first $50,000 in 2015 with the remainder of the loan being repaid in 2016. Management had determined the net present value of the term loan as at the date of restructuring to be $34,842 by discounting the future anticipated repayments at a relative market rate of 19.99% (2013 - 11.68%) . As a result of the re-estimation, the Company recorded $6,623 of interest expense recovery as at year ended December 31, 2014.

During the nine months ended September 30, 2015, the Company recorded interest accretion of $3,317.

In addition, on May 28, 2015, the Company entered into a debt settlement agreement pursuant to which the Company settled the term loan in the aggregate amount of $74,062 by the issuance of 462,890 common shares at a per share price of $0.16.

A summary of the Term Loan is as follows:

	September30, 2015	December 31, 2014
Term loan – face value	$74,062	$74,062
Effective interest rate – 19.99%	(39,220)	(39,220)
Net present value	34,842	34,842
Interest accretion	39,220	30,433
Total	74,062	65,275
Settlement of debt	(74,062)	-
Current portion	-	50,000
Term loan – long term	$-	$15,275

Note 5 – Related Party Transactions

The Company completed the following related party transactions:

During the nine months ended September 30, 2015, the Company incurred consulting fees of $430,068 payable to its directors and officers and companies controlled by a former director/officer of the Company (for the quarter ended September 30, 2014 - $423,977). As at September 30, 2015, included in accounts payable and accrued liabilities are amounts of $27,000 (December 31, 2014-$160,433) that was payable to a company controlled by a former director/officer of the Company and $146,692 (December 31, 2014-$644,285) that was payable to current officers or directors of the Company.

See Notes 4 and 7.

Note 6 - Convertible debenture

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2015
(Unaudited)

On April 15, 2015, the Company entered into debt conversion option agreements with two directors, one consultant and one employee of the Company pursuant to which the Company collectively settled debts in the aggregate amount of $852,418 with an unsecured and non-interest bearing convertible debenture with beneficial conversion feature. Pursuant to the agreements, these individuals may convert a portion or all of the debt amounts into common shares of the Company at a price per share of $0.055 over a seven year term.

As at September 30, 2015, the underlying common shares issuable pursuant to these convertible debentures totalled 15,498,510 and the Company recorded an intrinsic value of the beneficial conversion feature of convertible debenture at $2,247,284 in Additional Paid In Capital in the financial statements and recognized a loss of $2,621,966 on the extinguishment of debt in stock-based compensation expenses. The fair value of the debt component is determined to be $1,227,101 as at April 15, 2015. In addition, the Company recorded interest accretion of $77,472 during the nine months ended September 30, 2015. As at September 30, 2015, the fair value of the debt component is $1,304,573.

The fair value of the debt component has been estimated using a fair market interest of 22%. The fair value of the conversion feature has been estimated using a Black-Scholes option pricing model incorporating the following assumptions:

September 30, 2015

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

Prior to the acquisition and RTO (Note 1 and 2), the Company engaged in the followings equity transactions:

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2015
(Unaudited)

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

On April 15, 2015, the Company entered into debt conversion agreements with two directors, one consultant and one employee of the Company pursuant to which the Company collectively settled debts in the aggregate amount of $852,418. Pursuant to the debt conversion option agreement, these individuals may convert a portion or all of the debt amount into common shares of the Company at a price per share of $0.055 over a seven year term. As at June 30, 2015, an intrinsic value of the beneficial conversion feature of convertible debenture at $2,247,284 as a result of the debt settlement is reflected in Additional Paid in Capital in the financial statements (see Note 6).

On April 19, 2015, the Company issued 3,550,000 common shares at $0.20 per share for total proceeds of $710,000.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2015
(Unaudited)

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

On July 20, 2015, four shareholders of Savicell exercised their right to convert their shareholding in Savicell into common shares of the Company. Accordingly, the Company issued 3,824,922 common shares at $0.16 per share which equals to 80% of the share pricing of the financing completed on June 25, 2015. Total book value of the issued common shares is $611,987.

For the nine months ended September 30, 2015, the Company recorded share issue cost of $15,000 for the shares issued.

As at September 30, 2015 the Company has 96,555,424 common shares issued and outstanding.

Stock Options

On September 1, 2012, the Company granted a total of 9,750,000 stock options to our directors, officers, consultants and employees. The stock options are exercisable at the exercise price of $0.01 per share until September 1, 2022 and vest immediately.

On May 28, 2013, the Company granted a total of 962,358 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. A quarter of the options will vest on each of the first four anniversaries of the date of initial grant. The options were valued based on the

Black Scholes model which utilizes the following assumptions: expected dividend yield of nil, expected volatility of 69.20 -95.69%, expected life of 4 years and risk free interest rate of 0.48 -1.65% . On June 22, 2015, 481,179 of these options were exercised at $0.01 per share for total proceeds of $4,812. For the nine months ended September 30, 2015, the Company recorded stock based compensation of $106,159 for such options.

On August 22, 2013, the Company granted a total of 800,000 stock options to a consultant. The stock options are exercisable at the exercise price of $0.01 per share. 480,000 of the options so granted will vest as to one quarter of such options at the end of each completed year that the consultant provides the services. The remaining 320,000 options will be fully vest when consultant has completed the provision of a minimum of 600 blood samples of lung cancer and control patients during the 4 years from August 22, 2013. One twelfth of these options will vest upon each 50 blood samples having been delivered by the consultant to the Company. The options were valued based on the Black Scholes model which utilizes the following assumptions: expected dividend yield of nil, expected volatility of 73.40%, expected life of 4 years and risk free interest rate of 1.65% . For the nine months ended September 30, 2015, the Company recorded stock based compensation of $20,480 for such options.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2015
(Unaudited)

On November 11, 2013, the Company granted a total of 1,924,717 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. A quarter of the options will vest immediately and a quarter on each of the first three anniversaries of the date of initial grant. The options were valued based on the Black Scholes model which utilizes the following assumptions: expected dividend yield of nil, expected volatility of 79.60 -96.09%, expected life of 7 years and risk free interest rate of 0.65 -1.65% . For the nine months ended September 30, 2015, the Company recorded stock based compensation of $141,155 for such options.

On January 1, 2014, the Company granted a total of 500,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. A quarter of the options will vest immediately and a quarter will vest at end of each completed year that the consultant provides the services. The options were valued based on the Black Scholes model which utilizes the following assumptions: expected dividend yield of nil, expected volatility of 78.44%, expected life of 5 years and risk free interest rate of 1.65% . As at December 31, 2014, the Company recorded stock based compensation of $970 for one quarter of the vested options. For the nine months ended September 30, 2015, none of the options granted were vested and the Company recorded stock based compensation of $nil for such options.

On May 4, 2014 the Company granted a total of 150,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. One third of the options will vest at end of each completed year that the consultant provides the services. The options were valued based on the Black Scholes model which utilizes the following assumptions: expected dividend yield of nil, expected volatility of 79.42%, expected life of 5 years and risk free interest rate of 1.65% . For the nine months ended September 30, 2015, the Company recorded stock based compensation of $9,601 for such options.

On May 15, 2014 the Company granted a total of 150,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. 25,000 of the options will vest immediately. Furthermore, 75,000 and 50,000 of the options respectively will vest on the first and second anniversaries that the consultant provides the services. The options were valued based on the Black Scholes model which utilizes the following assumptions: expected dividend yield of nil, expected volatility of 88.84%, expected life of 5 years and risk free interest rate of 1.97% . For the year ended December 31, 2014, the Company recorded stock based compensation of $174 for such options. In addition on June 23, 2015, 100,000 of these options were exercised at $0.01 per share for total proceeds of $1,000. For the nine months ended September 30, 2015, the Company recorded stock based compensation of $14,325 for such options. On August 4, 2015 the Company granted a total of 150,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share. One third of the options will vest at end of each of June 21, 2016, June 21, 2017 and June 21, 2018 that the employee remains an employee of the Company or its subsidiaries. As at September 30, 2015, none of the performance condition has been met, therefore no stock based compensation expense was recognized.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2015
(Unaudited)

On August 7, 2015 the Company granted a total of 1,730,000 stock options to four advisors of the Company. The stock options are exercisable at an exercise price of $0.20 per share. One third of the options will vest at end of each completed year for which the consultant provides the services. As at September 30, 2015, none of the performance condition has been met, therefore no stock based compensation expense was recognized.

On September 1, 2015 the Company granted a total of 150,000 stock options to two employees. The stock options are exercisable at an exercise price of $0.20 per share. One third of the options will vest at the grant date of each of September 1, 2015, September 1, 2016 and September 1, 2017 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model which utilizes the following assumptions: expected dividend yield of nil, expected volatility of 94.25%, expected life of 7 years and risk free interest rate of 1.65% . For the nine months ended September 30, 2015, the Company recorded stock based compensation of $7,997 for such options.

		Weighted
	Number of	Average Exercise
	Options	Price	Expire date
Balance, December 31, 2012	9,750,000	$0.01
Granted, on May 28, 2013	962,358	0.01	May 28, 2018
Granted, on August 22, 2013	800,000	0.01	August 22, 2018
Granted, on November 11, 2013	1,924,717	0.01	November 11, 2020
Balance, December 31, 2013	13,437,075	0.01
Granted, on January 1, 2014	500,000	0.01	January 1, 2019
Granted, on May 4, 2014	150,000	0.01	May 4, 2021
Granted, on May 15, 2014	150,000	0.01	May 15, 2019
Balance, December 31, 2014	14,237,075	0.01
Granted, on August 4, 2015	150,000	0.20	May 4, 2021
Granted, on August 7, 2015	120,000	0.20	August 7, 2021
Granted, on August 7, 2015	1,610,000	0.20	August 7, 2022
Granted, on September 1, 2015	150,000	0.20	September 1, 2022
Exercised during the period	(581,178)	0.01
Balance, September 30, 2015	15,685,897	$0.03

	Outstanding as at September 30, 2015			Exercisable as atSeptember30, 2015
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
Exercise	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Price Options		Price	Life (years)	Options	Price	Life (years)

0.01	9,750,000	$0.01	6.93 9,750,000		$0.01	6.93
0.01	481,180	0.01	2.66	-	0.01	2.66
0.01	800,000	0.01	2.90	480,000	0.01	2.90
0.01	1,924,717	0.01	5.12	962,359	0.01	5.12
0.01	500,000	0.01	3.26	166,667	0.01	3.26
0.01	150,000	0.01	5.60	50,000	0.01	5.60
0.01	50,000	0.01	3.62	-	0.01	3.62
0.20	150,000	0.20	5.60	-	0.20	5.60
0.20	120,000	0.20	5.86	-	0.20	5.86
0.20	1,610,000	0.20	6.86	-	0.20	6.86
0.20	150,000	0.20	6.93	50,000	0.20	6.93
	15,685,897	$0.03	6.21	11,459,026	0.01	6.56

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2015
(Unaudited)

Outstanding as at December 31, 2014				Exercisable as at December 31, 2014
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
Exercise	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Price	Options	Price	Life (years)	Options	Price	Life (years)

$ 0.01	9,750,000	$0.01	7.67	9,750,000	$0.01	7.67
0.01	962,358	0.01	3.41	240,590	0.01	3.41
0.01	800,000	0.01	3.64	226,667	0.01	3.64
0.01	1,924,717	0.01	5.87	962,358	0.01	5.87
0.01	500,000	0.01	4.01	166,667	0.01	4.01
0.01	150,000	0.01	6.35	-	-
0.01	150,000	0.01	4.37	25,000	0.01	4.37
	14,237,075	$0.01	6.74	11,371,282	$0.01	7.29

Non-Controlling Interests

The Company’s subsidiary, Savicell, granted a third party a warrant certificate to purchase 1,765 common shares of Savicell that initially represented 15% of the underlying common equity of Savicell. In the course of its initial equity issuances up to October 30, 2012 (the “Initial Closing”), Savicell issued a total of 592 ordinary shares at $1,698.97 per share to the non -related third party representing approximately 4.79% of the fully diluted common equity of Savicell for aggregate proceeds of $1,005,795. The Savicell investors are entitled to convert their Savicell shares into common shares of ODT at a price equal to 80% of the per share pricing of the first completed ODT financing of over $500,000 conducted after July 1, 2012 (the “Financing Price”) provided that for purposes of such conversion, the deemed maximum Financing Price shall be the per share price of the common shares of ODT based on (a) an aggregate ODT equity valuation of $30,000,000; and (b) the number of common shares of ODT outstanding at the time of the financing. Savicell continued its equity issuances following the Initial Closing.

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2015
(Unaudited)

During the nine months ended September 30, 2015, Savicell issued a total of 417 shares at $1,699 per share representing approximately 3.46% of the fully diluted common equity of Savicell for aggregate proceeds of $708,483. In addition, Savicell investors exchanged 360 Savicell shares for 3,824,922 of ODT common shares. Following these share issuances, the Company, the Warrant holder and the Savicell investors held underlying interests in the equity of Savicell of 75.02%, 12.78% and 12.20% respectively (December 31, 2014 -74.67%, 13.18% and 12.15%) . As the exercise price inherent in the warrant certificate to purchase 1,765 common shares of Savicell is at nominal value, the warrant certificate is valued at the price of the subsequent equity issuance by Savicell ($1,698.97 per share) and the related common shares are considered to be issued and outstanding.

Note 8 – Commitments and Guarantees

The Company did not become a guarantor to any parties as at September 30, 2015.

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2015
(Unaudited)

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

Note 9 – Subsequent Events

As at October 29, 2015, pursuant to the Savicell conversion and participation rights agreement, certain investors of Savicell have elected to exchange an aggregate 228 shares of Savicell for common shares of the Company. The conversion resulted in an issuance of 2,423,750 common shares at a price per share of $0.16. Following these share issuances, the Company, the Warrant holder and the Savicell investors held underlying interests in the equity of Savicell of 76.67, 12.78% and 10.55% respectively. (September 30, 2015 - 75.02%, 12.78% and 12.19%) .

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

Expenses

For the three and nine months ended September 30, 2015 and 2014, we incurred the following general and administrative expenses:

	Three months	Three months			Nine months	Nine months
	ended	ended			ended	ended
	September 30,	September 30,			September	September 30,
	2015	2014			30, 2015	2014
General and Administrative Expenses	$	$			$	$
Accounting Fees	7,500	6,000	25%		20,750	18,000	15%
Audit & Tax Fees	5,230	6,625	(21%	)	37,330	41,835	(11%	)
Bank Fees	205	126	63%		689	486	42%
Consulting Fees	197,043	135,803	45%		521,881	423,977	23%
Filing and Transfer Agent Fees	3,223	1,678	92%		7,942	8,319	(5%	)
Legal Fees	19,812	(786)	N/A		49,738	19,762	152%
Travel Expenses	10,502	1,944	440%		17,884	7,583	136%
Office and Miscellaneous Expense	4,622	1,751	164%		7,263	7,493	(3%	)
Research and Development Expense	80,609	117,138	(31%	)	723,721	329,551	120%
Marketing Expense	70	(10)	800%		31,757	512	6103%
Insurance Expense	9,507	4,347	119%		48,213	44,254	9%
Stock-Based Compensation	44,426	3,479	1177%		2,946,268	11,813	24,841%
Meals & Entertainment Expenses	154	68	126%		441	420	5%
	382,903	278,163			4,413,877	914,005

Our expenses increased by approximately 37.6% during the three months ended September 30, 2015 compared to the same period in 2014 primarily due to increased consulting fees and stock-based compensation. We have considerably expanded the scope and breadth of our clinical testing within the last six months and we have made the final research and development fees required to be paid to Ramot pursuant to the License Agreement. As a result of such expanded activity, our reliance on a wider array of consultants has increased. All research and development expenditures are expensed as incurred for accounting purposes.

In addition, our expenses increased by approximately 383% during the nine months ended September 30, 2015 compared to the same period in 2014 for the same reasons as the increase for the three month period ended September 30, 2015 except that the increase in stock based compensation was more pronounced over the nine month period. As we have recently completed new equity financings at a per share price of $0.20, the calculation related to stock-based compensation expense has increased markedly. The previous equity financings had been completed at a per share price of $0.01. Moreover, during the three months ended June 30, 2015, we have recognized losses of $2,645,952 related to the addition of a conversion feature to outstanding debt owed to employees and consultants of the Company. Such expense forms part of the stock-based compensation.

Liquidity And Capital Resources

Working Capital

	September 30, 2015	December 31, 2014
Total Current Assets	1,554,748	357,019
Total Current Liabilities	1,496,543	885,726
Working Capital (Deficiency)	58,205	(528,707)

Our working capital position has improved as a result of successful equity initiatives completed by both our company as well as Savicell. While a portion of the proceeds were used in furtherance of the research and development activities, the balance has been retained in cash.

Recent Financings and Stock Issuances

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

We have received conversion notices from 10 Savicell investors and issued the following shares of common stock at a conversion price of $0.16 per share of common stock:

•	On July 20, 2015 we issued 3,824,922 shares of common stock to four non-US persons;

•	On October 29, 2015 we issued 2,423,750 shares of common stock to six non-US investors and one US investor.

On August 25, 2015 we executed four Board of Advisors Consulting Agreements and appointed four individuals to our Board of Advisors committee. Consideration for acting as advisors will be the grant of an aggregate amount of 1,730,000 stock options exercisable into shares of our company’s common stock at a price of $0.20 per option share. 1,610,000 of the aggregate options expire seven years from the date of issuance and 120,000 of the options expire in six years from the date of issuance. All such options vest as to one-third each year over three years starting one year after the date of grant. The options are subject to our company’s 2013 stock option plan.

In addition, one of the consultants will be paid a monthly consulting fee of $2,000, and all advisors will be reimbursed for out-of-pocket expenses incurred for carrying out their advisory services.

The consulting agreements are for an indefinite period unless terminated by either party with 30 days advance written notice to the other party.

We issued 120,000 stock options to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) and we relied on the exemption from the registration requirements provided for in Section 4(2) of the Securities Act of 1933, as amended.

We issued 1,610,000 stock options to three non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On September 1, 2015 we granted a total of 150,000 stock options to two employees. The stock options are exercisable at an exercise price of $0.20 per share. One third of the options will vest on each of September 1, 2015, September 1, 2016 and September 1, 2017 provided that the employee remains an employee of our company or our subsidiaries.

Cash Flows

	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014
Net Cash (Used in) Operating Activities	(1,283,651)	(581,775)
Net Cash Provided by Financing Activities	2,509,295	310,977
Net Cash Provided by (Used in) Investing Activities	(37,881)	-
Net Increase in Cash and Cash Equivalents	1,124,500	(270,798)

Net Cash (Used in) Operating Activities

The increase in cash used in operating activities compared to the same period last year is primarily due to the significant increase in cash expended in furtherance of the research and development initiatives. Furthermore, incremental funds were expended on consultants that have been engaged to further our business initiatives

Net Cash Provided by Financing Activities

The increase in cash provided by financing activities compared to the same period last year results from the various equity financings completed by us during the 2015 fiscal year to date.

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

We estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Expense	Amount
Research and product development	$1,000,000
Employee and consultant compensation	700,000
General and administration	60,000
Professional services fees	150,000
Regulation and compliance	40,000
Office and travel expenses	70,000
Sales, marketing and business development	60,000
Total:	$2,080,000

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we may be forced to curtail or cease the operation of our business.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at September 30, 2015, our company has accumulated deficit of $10,413,168 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next 12 months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. This evaluation was implemented under the supervision and with the participation of our Chief Executive Officer.

Based on this evaluation, management concluded that, as of September 30, 2015, our disclosure controls and procedures are not effective. The ineffectiveness of our disclosure controls and procedures was due to the existence of material weaknesses identified in our annual report on Form 10-K filed with the SEC on April 14, 2015.

Changes in Internal Control over Financial Reporting

During fiscal quarter ended September 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not generated any revenue from operations since our incorporation. We expect that our operating expenses will increase over the next 12 months as we ramp-up our business. We estimate our average monthly expenses over the next 12 months to be approximately $90,000, including general and administrative expenses but excluding acquisition costs and the cost of any research expenditures . In addition, we anticipate expending $1,000,000 in research and development initiatives. Accordingly, the total commitments for the ensuing year will likely aggregate to $2,080,000. On September 30, 2015, we had cash and cash equivalents of $1,454,355. As of September 30, 2015, we had total liabilities of $1,496,543. If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the three month period ended September 30, 2015, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to an exhibit to a registration statement on Form S-1 filed on August 10, 2010)
3.2	Bylaws (incorporated by reference to an exhibit to a registration statement on Form S-1 filed on August 10, 2010)
(10)	Material Contracts
10.1	Loan Terms Agreement dated February 13, 2012 with Ori Ackerman (incorporated by reference to an exhibit to a current report on Form 8-K filed February 13, 2012)
10.2	Form of Subscription Agreement for Non-US Subscribers (incorporated by reference to an exhibit to a current report on Form 8-K filed May 24, 2012)
10.3	Form of Subscription Agreement for US Subscribers (incorporated by reference to an exhibit to a current report on Form 8-K filed May 24, 2012)
10.4	Form of Shares for Debt Agreement for Canadian Subscribers (incorporated by reference to an exhibit to a current report on Form 8-K filed July 18, 2012)
10.5	Form of Subscription Agreement for Non-US Subscribers (incorporated by reference to an exhibit to a current report on Form 8-K filed July 18, 2012)

Exhibit Number	Description
10.6	Warrant Agreement dated July 25, 2012 between Savicell Diagnostic Ltd. and Ramot at Tel Aviv University Ltd. (incorporated by reference to an exhibit to a current report on Form 8-K filed August 19, 2013)
10.7	Employment Agreement with Giora Davidovits dated September 1, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K filed September 19, 2012)
10.8	Form of Conversion and Participation Rights Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 1, 2012)
10.9	Employment Agreement with Eyal Davidovits dated October 30, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K filed November 5, 2012)
10.10	Form of Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.11	Form of Offshore Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.12	Form of Canadian Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.13	Form of Debt Conversion Option Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed April 22, 2015)
10.14	Form of Private Placement Subscription Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed April 22, 2015)
10.15	Form of Private Placement Subscription Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed June 2, 2015)
10.16	Shares for Debt Acknowledgement and Subscription Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed June 2, 2015)
10.17	Form of Private Placement Subscription Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed July 9, 2015)
10.18	Form of Board of Advisors Consulting Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed August 26, 2015)
10.19	Form of Stock Option Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed August 26, 2015)
(21)	Subsidiaries
21.1	Savicell Diagnostic Ltd. our approximately 76.67% subsidiary incorporated in Israel on April 23, 2012
21.2	Savicell Ltd.
(33)	Certification
31.1*	Section 302 of the Sarbanes-Oxley Act of 2002 of Giora Davidovits
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Giora Davidovits
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

November 13, 2015