Form 10-K
period 2015-12-31
ONLINE DISRUPTIVE TECHNOLOGIES, INC.
filed 2016-04-14
CIK 1498380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015
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

Common Stock with a par value of $0.001 per share
(Title of Class)

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

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $10,299,434, based on 51,497,169 shares of common stock held by non-affiliates and last sale on June 30, 2015 being $0.20 per share.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 103,253,354 shares of common stock as at April 13th, 2016.

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

PART I

Forward Looking Statements

This annual report on Form 10-K contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements made in this Form 10-K include statements about:

•	our anticipation that future broad clinical trial studies encompassing larger populations of cancer patients with varying cancers should reveal the full potential of the existing developed strategy;
•	our beliefs regarding the future of our competitors;
•	our belief that a large unmet need in cancer diagnostics exists in early diagnosis and accurate diagnosis;
•	our belief that there is a need in this segment for an easier blood-based test that will increase compliance and minimize discomfort;
•	our expectation that the demand for our products will eventually increase;
•	our expectation that we will be able to raise capital when we need it; and
•	our expectation that there is a new market for screening tests.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

After the entry into the License Agreement, we are focused entirely on the development of Savicell.

Savicell

Savicell uses a diagnostic platform that is positioned initially in the cancer diagnostic market. The technology uses blood samples to rapidly measure the body's response to disease intrusion and cell malformation. The immune system is the first to “read” cancer and Savicell interprets the language of the immune system’s response.

Savicell’s technology is a high-throughput, in-vitro test for rapid quantitative measurement of the metabolic activity of the cell populations that the body deploys to diagnose disease.

The immune system is designed to detect disease intrusion and cell malformation in our bodies, which includes cancer, and to eliminate them. In reaction to the presence of cancer the immune system is energized to respond. The initial reaction is intricate, deploying different metabolic pathways and different subtypes of cells. It is these differential responses that Savicell technology detects. The immune system is the first to “read” cancer and Savicell interprets the language of the immune system’s response. Savicell’s test is different because it is a functional test measuring the metabolic activation process of the immune system as an indicator of disease status. As an immune system test it is inherently suited for early detection.

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

Savicell has commenced clinical testing and has realized encouraging early reviews of its breast cancer readout albeit on a relatively small sample size. Specifically, we distinguished between breast cancer patients and healthy donors, and lung cancer patients and healthy donors, with high sensitivity and specificity in both cancers. In addition, we were able to show that there is a metabolic profile difference between other breast disease donors and breast cancer donors, albeit on a relatively small sample size. We also were able to show that there is a metabolic profile difference between COPD donors and breast cancer donors, albeit on a relatively small sample size.

Cancer Diagnostic Market

Cancer cases are increasing, with more than 20 million new cases predicted in 2025, compared to 12 million in 2008 (WHO). The worldwide in-vitro diagnostic market is estimated at $44 billion, growing 8% annually (Market reseach.com press release Feb 7, 2012 – Yahoo Finance). The cancer diagnostic market is estimated at $8 billion annually and is the fastest growing segment (Kalorama Information Inc. news release March 12, 2008).

Importantly, liquid biopsy innovations including blood specimen are projected to drive the market size in the USA to more than $20 billion (Gary Gately, special to CNBC.com Monday, January 11, 2016).

Cancer drug and diagnostic markets have grown impressively, driven by expanding patient populations and technological advances, especially in biomolecular medicine. Current treatments are better tolerated and more effective. The introduction of innovative products on the market is expected to continue and to drive double-digit annual growth. Helping to expand the treated patient population, 25 to 30 new anti-cancer agents are expected to be approved for a variety of new indications (IMS Health Forecasts, Biopharma Forecasts & Trends). Expanding treatment options will further enhance growth of diagnostic products for monitoring treatment response, recurrence, and improved typing/staging. These enhanced treatment options will also accelerate market growth of companion diagnostics by linking sales of diagnostics to therapeutics (Dx-Rx model.). In 2010 alone 25 companion diagnostics partnerships with pharma were established (pwc Diagnostics 2011(PricewaterhouseCoopers LLP)).

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

Development

The following is our anticipated development schedule:

Stage 1	0-12 months:	Expand the scope of clinical testing to increase the population sizes for both the lung cancer and breast cancer testing. This includes optimization of the reagent matrix for the metabolic profile (MA) identification of breast cancer and for lung cancer.

Stage 2	12-24 months:	Optimization of data mining algorithm for breast cancer and lung cancer; we anticipate concentrating on increasing the patient population and the number of test essays to a total of about 1,000 patients.

Savicell has received approval of the Ethics Committee of the Institutional Review Board of the Tel Aviv Sourasky Medical Center, Carmel Medical Center, Rambam Health Care Campus and Meir Medical Center to perform clinical trials on human blood for Savicell’s blood test for early diagnosis of breast cancer.

Savicell commenced such trials with encouraging early results albeit on a relatively small sample size. Specifically, we distinguished between breast cancer patients and healthy donors, and lung cancer patients and healthy donors, with high sensitivity and specificity (>95%) in both cancers.

Marketing Strategy

The Savicell innovation is highly differentiated in the diagnostic market. While immunotherapy of cancer is under intensive clinical research, virtually no attention is paid to the potential buried within immune-based diagnostics. Importantly, unlike biomarkers, Savicell technology is well suited for early detection.

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

Guardant Health Corporation and Grail Corporation are two examples of liquid biopsy technology companies. Their technology uses DNA sequencing to detect and evaluate cancer. There are many other competitors in the liquid biopsy market.

Research and Development Expenditures

During the year ended December 31, 2014, we expended $313,095 in research and development including $250,000 relating to our research expenditure agreement with Ramot. During the year ended December 31, 2015, we expended $637,848 in research and development.

Employees

We currently have eleven employees located in the U.S. and in our laboratory located in Haifa, Israel. In addition, we have several consultants engaged on continuous mandates. Over the next nine months we plan to increase the number of employees with a greater increase in the Israel locale. We will continue to use a mix of employees and consultants depending on the time commitment required for the particular roles being fulfilled by these personnel.

Subsidiaries

On April 23, 2012, we incorporated Savicell Diagnostic Ltd., a company governed by the laws of Israel.

Intellectual Property

In order to protect our proprietary technologies, we rely on combinations of patent, trademark, copyright, and trade secret protection, as well as confidentiality agreements with employees, consultants, and third parties.

Savicell has been granted approval of its patent, “METHODS OF MONITORING AND ANALYZING METABOLIC ACTIVITY PROFILES > DIAGNOSTIC AND THERAPEUTIC USES OF SAME” from the United States patent office effective as of May 20, 2014 and issued as US Patent No. 8,728,758. Savicell has patent pending of this patent in other countries including a continuance in the United States.

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

There has been a downturn in general worldwide economic conditions due to many factors, including the effects of slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions, increased unemployment and liquidity concerns. In addition, these economic effects, including the resulting recession in various countries and slowing of the global economy, will likely result in fewer business opportunities as companies face increased financial hardship. Tightening credit and liquidity issues will also result in increased difficulties for our company to raise capital for our continued operations. We may not be able to raise money through the sale of our equity securities or through borrowing funds on terms we find acceptable. If we cannot raise the funds that we need or find a suitable product or business to acquire, we will go out of business. If we go out of business, investors will lose their entire investment in our company.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

We have not generated any revenue from operations since our incorporation. We expect that our operating expenses will increase over the next 12 months as we continue to ramp-up the scope of our business operations. We estimate our average monthly expenses over the next 12 months to be approximately $164,800 ($1,978,000 for the ensuing year), which includes the sum of (a) ongoing research and development expenses; (b) general and administrative expenses; and (c) capital asset acquisitions in furtherance of our product development initiatives. On December 31, 2015, we had cash and cash equivalents of $1,206,809. As of December 31, 2015, we had total liabilities of $506,990. If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms.

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

Our directors and officers are not all residents of the United States, and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our directors and officers, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

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

If any of our current or future marketed products become the subject of problems, including those related to, among others:

•	efficacy or safety concerns with the products, even if not justified;
•	regulatory proceedings subjecting the products to potential recall;
•	publicity affecting doctor prescription or patient use of the product;
•	pressure from competitive products; or
•	introduction of more effective tests,

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

Although our common stock is currently listed for quotation on OTC Pink operated by the OTC Markets Group, there is no market for our common stock. Even when a market is established and trading begins, trading through OTC Pink is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

Executive Offices

Our executive and head offices are located at 3120 S. Durango Drive, Suite 305, Las Vegas, Nevada 89117. We are presently benefitting from free rental space until such time as our operations ramp up. Once we attain the necessary funding and increase our employee base, we will look for more spacious facilities to meet our growing needs. Our Subsidiary recently opened a new laboratory facility in Haifa, Israel, including sourcing office space in Israel to house the operations of our Subsidiary. On July 20, 2015, Savicell signed an operating lease agreement to lease offices for a period ending July 31, 2018 with an option to renew the lease for an additional period of 2 years. The monthly lease expense is approximately $3,106. Our company pledged a bank deposit which is used as a bank guarantee at an amount of approximately $12,814 to secure its payments under the lease agreement.

Intellectual Property

The description of our intellectual property rights is under the section entitled “Intellectual Property” under Item 1. Business.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common stock is quoted on OTC Pink operated by the OTC Markets Group under the symbol “ONDR”. As of March 31, 2016, our common stock had no trading activity on OTC Pink.

As of April 13th, 2016, we had 103,253,354 shares of our common stock issued and outstanding as well as options to acquire up to 16,085,896 shares of our common stock outstanding at per share prices ranging from $0.01 -$0.20. In addition, in respect of certain obligations owing to management or consultants, we have provided such creditors with the right to convert their respective claims into a maximum aggregate amount of 16,438,961 of our common shares at per share prices ranging from $0.055 -$0.20.

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is Nevada Agency and Transfer Company located at 50 West Liberty Street, Suite 880, Reno, Nevada 89501, Telephone (775) 322-0626, Transfer Agent e-mail: info@natco.org.

Holders of Our Common Stock

As of April 13th, 2016, we had approximately 114 holders of our common stock.

Registration Rights

We have not granted registration rights to any person.

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

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended December 31, 2015, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Securities authorized for issuance under equity compensation plans.

The following table summarizes certain information regarding our equity compensation plans as at December 31, 2015:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	15,960,896(1)	$0.04	Nil
Total	15,960,896	$0.04	Nil

(1)	A total of 4,849,717 options have been granted pursuant to our 2013 Stock Incentive Plan and 11,111,179 options have been granted outside of the 2013 Stock Incentive Plan.

Stock Option Plan

Effective June 5, 2013 our board of directors adopted and approved the 2013 Stock Incentive Plan and Israeli Appendix. The purpose of the option plan is to enhance the long-term stockholder value of our company by offering opportunities to our directors, officers, key employees, independent contractors and consultants to acquire and maintain stock ownership in our company in order to give these persons the opportunity to participate in our company’s growth and success, and to encourage them to remain in the service of our company. A total of 12,000,000 shares of our common stock are available for issuance under the stock option plan and a total of 4,849,717 stock options have been granted pursuant to the plan.

Issuer Purchases of Equity Securities

During the fiscal year ended December 31, 2015, we did not purchase any of our equity securities.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our management’s discussion and analysis of financial condition and results of operations provides a narrative about our financial performance and condition that should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2015 and related notes thereto.

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

We estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Expense	Amount
Research and Development Expenses
R&D employee compensation	$725,000
R&D consultant fees	53,000
Regulatory and ancillary costs	52,000
Laboratory expenses and capital	275,000
Fees for intellectual property protection	16,000
Hospital samples and others	197,000
Total R&D Expense	1,318,000
General and Administration Expenses
Professional fees, filing and regulatory	192,000
Consulting fees	388,000
Insurance expense	47,000
Office, travel and others	33,000
Total General and Admin. Expenses	660,000
Grand Total:	$1,978,000

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

Expenses

For the years ended December 31, 2015 and December 31, 2014, we incurred the following expenses:

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
General and Administrative Expenses	$	$
Accounting Fees	28,250	24,000
Audit & Tax Fees	54,117	54,488
Bank Fees	727	795
Consulting Fees	390,210	685,841
Filing and Transfer Agent Fees	11,936	10,095
Legal Fees	57,728	27,362
Travel Expenses	8,633	9,790
Office and Miscellaneous Expense	91,742	18,898
Research and Development Expense	637,848	313,095
Marketing Expense	32,383	-
Payroll Expense	506,283	30,132
Rent Expense	1,960	-
Insurance Expense	58,324	46,710
Stock-Based Compensation	486,592	10,800
Meals & Entertainment Expenses	441	480
	2,367,174	1,232,486

Significant changes in the expense items from 2014 to 2015 are summarized as follows.

•	Consulting Fees decreased by 43% as a result of the fact that certain personnel who had been remunerated as consultants in 2014 were actually paid as employees in 2015. Accordingly, the payroll expense has correspondingly realized a material increase in 2015;

•	Legal Fees increased by 111% as a result of continued issuance of new equity securities as well as increased granting of options and warrants all of which required enhanced consultation with our legal counsel. In addition, the audit and review fees related to our financial statements continue to increase with the broadening of our scope of operations;

•	Office and Miscellaneous Expense increased by 385% primarily as a result of the opening of our new laboratory facility in Haifa and the securing of leased lab space by Savicell;

•	Research and Development Expense increased by 104% as a result of Savicell fulfilling its final obligations pursuant to the License Agreement and the increased scope of our clinical testing;

•	Marketing Expense increased from nil to $32,383 as a result of increased financing activities;

•	Payroll Expense increased by 1,580% as a result of (a) two personnel commencing to be paid as employees as opposed to consultants; (b) three employees previously paid by Ramot have been transferred to the payroll of Savicell; and (c) additional staff was engaged; and

•	Stock-Based Compensation increased by 4,405% as a result of the issuance of additional options at an exercise price of $0.20 versus the previous price of $0.01. In addition, we recognized a material stock compensation expense upon vesting of stock options to several consultants and employees.

Liquidity and Capital Resources

Working Capital

	As at December 31, 2015	As at December 31, 2014
Current Assets	$1,231,668	$357,019
Current Liabilities	$126,792	$885,726
Working Capital (deficiency)	$1,104,876	$(528,707)

Our working capital increased because we were successful in raising additional equity financing, only a portion of which had been spent by the year end date of December 31, 2015.

Cash Flows

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
	$	$
Net (loss) for the period	(2,589,234)	(1,090,100)
Net Cash (Used in) Operating Activities	(1,560,843)	(755,739)
Net Cash Provided by Financing Activities	2,509,899	310,977
Net Cash Provided by (Used in) Investing Activities	(73,442)	(4,327)
Cash and Cash equivalents, End of Period	1,206,809	329,855

Cash Used In Operating Activities

The largest component related to the increased use of cash in operating activities relates to the expanded scope of our research and development activities together with the enhanced staffing cost associated with our laboratory facilities.

Cash from Financing Activities

The increased cash from financing activities was primarily a result of increased equity financings by both our company and our Subsidiary in 2015 relative to 2014. We completed equity financings resulting in the issuance of 9,050,000 common shares for gross proceeds of $1,810,000. Our Subsidiary completed equity financings resulting in the issuance of 417 ordinary shares for gross proceeds of $709,087. In addition, we realized additional proceeds from the exercise of outstanding stock options in the aggregate amount of $5,812.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at December 31, 2015, our company has accumulated deficit of $8,026,578since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next 12 months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended December 31, 2015, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Online Disruptive Technologies Inc.:

We have audited the accompanying consolidated balance sheets of Online Disruptive Technologies Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the years in the two year period ended December 31, 2015. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company generated negative cash flows from operating activities during the past year. The Company has an accumulated deficit of $8,026,578 as at December 31, 2015. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MNP LLP

Vancouver, Canada
April 13th, 2016

MNP LLP, Chartered Professional Accountant

ACCOUNTING › CONSULTING › TAX
SUITE 2200, MNP TOWER, 1021 WEST HASTINGS STREET, VANCOUVER BC, V6E 0C3
1.877.688.8408 T: 604.685.8408 F: 604.685.8594 MNP.ca

Online Disruptive Technologies, Inc.
Consolidated Balance Sheets
(U.S. Dollars)

	December 31, 2015	December 31, 2014
	$	$
ASSETS

Current Assets
Cash and Cash Equivalents	1,206,809	329,855
Prepaid expenses	2,651	4,803
VAT Receivable	22,208	22,361
Total Current Assets	1,231,668	357,019

Restricted cash (Note9 (6))	12,814	-
Fixed Assets	58,321	3,959
Total Assets	1,302,803	360,978

LIABILITIES

Current Liabilities
Accounts Payable	54,674	835,726
Accrued Liabilities	72,117
Term Loan – Related Party (Note 5)	-	50,000

Total Current Liabilities	126,791	885,726

Convertible debenture (Note 6)	380,199
Term Loan – Related Party (Note 5)	-	15,275
Total Liabilities	506,990	901,001

EQUITY

Authorized:
20,000,000 Preferred Shares, par value $0.001 500,000,000 Common Shares, par value $0.001
Issued and outstanding:
Nil Preferred Shares 98,979,174 Common Shares (December 31, 2014: 82,636,433 Common Shares)	83,379	67,036
Additional Paid-in Capital	8,715,819	5,144,387
Accumulated Other Comprehensive Loss	(88,720)	(93,964)
Deficit	(8,026,578)	(5,884,907)
Equity Attributable to Shareholders of the Company	683,900	(767,448)

Non-Controlling Interests	111,913	227,425
Total Equity	795,813	(540,023)
Total Liabilities and Equity	1,302,803	360,978

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(U.S. Dollars)

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
General and Administrative Expenses	$	$
Accounting Fees	28,250	24,000
Audit & Tax Fees	54,117	54,488
Bank Fees	727	795
Consulting Fees	390,210	685,841
Filing and Transfer Agent Fees	11,936	10,095
Legal Fees	57,728	27,362
Travel Expenses	8,633	9,790
Office and Miscellaneous Expense	91,742	18,898
Research and Development Expense	637,848	313,095
Marketing Expense	32,383	-
Payroll Expense	506,283	30,132
Rent Expense	1,960	-
Insurance Expense	58,324	46,710
Stock-Based Compensation	486,592	10,800
Meals & Entertainment Expenses	441	480
	2,367,174	1,232,486

Other Expense
Interest Accretion	182,448	-
Interest Expense	2,415	(6,623)
Foreign Currency Loss	37,197	(135,763)
Net Loss for the year	(2,589,234)	(1,090,100)

Other Comprehensive Income
Currency translation adjustments	5,245	(93,964)
Comprehensive Loss for the year	(2,583,989)	(1,184,064)

Net (Loss) attributable to:
Common Stockholders	(2,141,671)	(975,994)
Non-Controlling Interests	(447,563)	(114,106)
	(2,589,234)	(1,090,100)
Net Comprehensive Loss Attributable to:
Common Stockholders	(2,137,333)	(1,046,158)
Non-Controlling Interests	(446,656)	(137,906)
	(2,583,989)	(1,184,064)

Basic and Diluted Net Loss per Common Share	(0.01)	(0.01)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	98,979,174	82,636,433

The accompanying notes are an integral part of these consolidated financial statement

Online Disruptive Technologies, Inc.
Consolidated Statements of Equity (Deficiency)
For the years ended December 31, 2015 and 2014
(U.S. Dollars)

					(Deficit)
				Accumulated	Accumulated	Total
	Common Stock		Additional	Other	During the	Common	Non-	Total
			Paid In	Comprehensive	Development	Shareholders	Controlling	Equity
	Shares	Amount	Capital	Income	Stage	Deficiency	Interests	(Deficiency)

		$	$	$	$	$	$	$

Balance December 31, 2013	82,636,433	67,036	4,889,441	-	(4,908,913)	47,564	278,911	326,475

Stock Option Expense	-	-	10,800	-	-	10,800	-	10,800

Change in ownership of Savicell	-	-	244,146	-	-	244,146	62,620	306,766
Foreign currency translation adjustment	-	-	-	(93,964)	-	(93,964)	-	(93,964)

Net loss for the year	-	-	-	-	(975,994)	(975,994)	(114,106)	(1,090,100)

Balance December 31, 2014	82,636,433	67,036	5,144,387	(93,964)	(5,884,907)	(767,448)	227,425	(540,023)

Shares issued for cash at $0.20 per share	9,050,000	9,050	1,800,950			1,810,000		1,810,000
Shares issued for investment in Savicell at $0.16	6,248,672	6,249	993,538			999,787		999,787

Conversion of debt for shares	462,890	463	55,146			55,609		55,609
Stock options exercised for Shares	581,179	581	5,231			5,812		5,812

Stock option expense			486,592			486,592		486,592
Gain/Loss on conversion of debt to options			852,418			852,418		852,418

Change in ownership of Savicell			(607,443)			(607,443)	332,051	(275,392)
Foreign currency translation adjustment				5,244		5,244		5,244

Share issuance cost			(15,000)			(15,000)		(15,000)

Net loss for the year					(2,141,671)	(2,141,671)	(447,563)	(2,589,234)

Balance December 31, 2015	98,979,174	83,379	8,715,819	(88,720)	(8,026,578)	683,900	111,913	795,813

The accompanying notes are an integral part of these consolidated financial statement.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(U.S. Dollars)

	Year Ended	Year Ended
	December	December 31,
	31, 2015	2014
Cash flow from Operating Activities	$	$
Net loss for the year	(2,589,234)	(1,090,100)
Adjustment for items not involving cash:
Stock-Based Compensation	486,592	10,800
Foreign exchange gain/loss	10,960	(39,849)
Amortization – fixed assets	6,199
Convertible debt issued for consulting services	90,610	-
Interest expense	-	(5,495)
Interest accretion	182,448	-
Changes in non-cash working capital items:
Decrease(increase) in VAT receivable	166	(17,288)
(Increase) in prepaid expense	2,158	(1,935)
Increase (decrease) in accounts payable and accrued liabilities	249,258	388,128
Net cash (used in) operating activities	(1,560,843)	(755,739)
Cash flow from financing activities
Common shares issued, net of issuance costs	1,800,812	-
Common shares issued by subsidiary	709,087	310,977
Net cash provided by financing activities	2,509,899	310,977
Cash flow from investing activities
Cash utilized in purchase of assets	(60,628)	(4,327)
Cash restricted for office lease	(12,814)	-
Net cash provided by (used in) investing activities	(73,442)	(4,327)

Effects of exchange rate changes on cash and cash equivalents	1,340	(72,843)

Net Increase in cash and cash equivalents	876,954	(521,932)
Cash and cash equivalents, beginning of year	329,855	851,787
Cash and cash equivalents, end of year	1,206,809	329,855
Supplementary Information
Interest Paid	-	-
Income Taxes Paid	-	-

The accompanying notes are an integral part of these consolidated financial statements

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2015

Note 1 - Nature of Operations and going concern

Online Disruptive Technologies, Inc. (“ODT” or the “Company”) was incorporated on November 16, 2009 in the State of Nevada, U.S.A. The Company was in the business of operating websites with advertising revenue platforms. However, as described below, the Company changed its primary business focus to the development and commercialization of a biotechnology platform. The Company has limited operations that has had no revenues from inception to date. The Company has a December 31 year-end.

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

On April 23, 2012, the Company established an Israeli subsidiary named Savicell Diagnostic Ltd. (“Savicell”) with the intention of exploring business ventures in the biotechnology sector. On July 25, 2012, Savicell entered into a definitive licensing agreement with a division of the Tel Aviv University for the purpose of developing and commercializing a new technology relative to the early detection of various forms of disease. With the consummation of this transaction, the Company is now entirely focused on its biotechnology efforts.

These consolidated financial statements have been prepared with the ongoing assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital balance of $1,104,876 as at December 31, 2015 (working capital deficiency 2014 –$528,707) and an accumulated deficit of $8,026,578. Furthermore, additional future losses are anticipated which raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The operations of the Company have primarily been funded by the sale of common shares and loans received. Continued operations of the Company are dependent on the Company’s ability to complete equity financings or to generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms to the Company. Failure to obtain the ongoing support of its equity financings and creditors may make the going concern basis of accounting inappropriate, in which case the Company’s assets and liabilities would need to be recognized at their liquidation values. These consolidation financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts and classification of liabilities that might arise from this uncertainty.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2015

Note 2 - Significant Accounting Policies

a)	Basis of Presentation

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”). All adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows as at December 31, 2015 have been included.

b)	Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its 77.00% interest in Savicell. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

Significant areas requiring the use of management estimates include assumptions and estimates relating to share-based payments, valuation allowances for deferred income tax assets and determination of useful lives of property, plant and equipment.

In the year ended 2014, the management had a change in estimates with regards to Savicell’s functional currency (see note 2(d))

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

In the year ended 2013, Savicell’s functional currency was the U.S. dollar. During the year 2014, with the increased volume of transactions in the local currency, the management reassessed Savicell’s functional currency to NIS based on the change in facts and effective as of January 1, 2014. Such change is still appropriates in year 2015.

As a result of the functional currency change discussed above, a cumulative translation adjustment of $14,145 is included in accumulated other comprehensive income and will only be adjusted in the event of a full or partial disposition of the Company's investment in Savicell.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2015

Note 2 - Significant Accounting Policies (Continued)

e)	Cash and Cash Equivalents

Cash and cash equivalents consist entirely of readily available cash balances. There were no cash equivalents as of December 31, 2015 and 2014.

f)	Stock-based Compensation

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

Share-based payments issued to non-employees are recorded at their fair values at each reporting date, as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC Topic 505, Equity. For equity instruments granted to non-employees, the Company recognizes stock-based compensation expense on a straight-line basis.

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2015, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2015

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

Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Stock options are considered to be common stock equivalents and were not included in the net loss per share calculation for the year ended December 31, 2015 and 2014 because the inclusion of such underlying shares would have had an anti-dilutive effect.

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

As at December 31, 2015, the fair value of cash and cash equivalents was and restricted cash measured using Level 1 inputs.

The Company’s financial instruments are cash and cash equivalents, restricted cash accounts payable and accrued liabilities and convertible debentures. The recorded values of cash and cash equivalents and accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The Company believes the recorded values of convertible debentures, net of the discount, approximate the fair value as the interest rate (stated or effective) approximates market rates for similar types of instruments.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2015

Note 2 - Significant Accounting Policies (Continued)

k)	Research and Development Costs

All research and development costs are charged to expense as incurred and consist principally of costs related to the License and Research Funding Agreement entered by the Company’s subsidiary with Ramot at Tel Aviv University (See Note 3).

l)	Fixed Assets

Property and Equipment are recorded at cost and are amortized over their estimated useful life of 3-15 years on a straight line basis.

m)	Convertible debentures

Convertible debentures, for which the embedded conversion feature does not qualify for derivative treatment, are evaluated to determine if the effective or actual rate of conversion per the terms of the convertible note agreement is below market value. In these instances, the Company accounts for the value of the beneficial conversion feature as a debt discount, which is then accreted to interest expense over the life of the related debt using the effective interest method.

n)	Modifications to debt

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

o)	Recently Issued Accounting Pronouncements

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2015

Note 2 - Significant Accounting Policies (Continued)

o)	Recently Issued Accounting Pronouncements (continued)

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

p)	Recently Issued Accounting Pronouncements

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2015

Note 2 - Significant Accounting Policies (Continued)

p)	Recently Issued Accounting Pronouncements (continued)

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

On March 30, 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. The ASU simplifies several aspects of the accounting for employee share-based payment transactions.

ASU 2016-09 is effective for public business entities for annual reporting periods beginning after December 15, 201 6, and interim periods within that reporting period. Early adoption will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption.

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
December 31, 2015

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

Pursuant to the above noted R&D Agreement, Savicell will fund research expenditures amounting to a total of $1,600,000 according to the following schedule:

•	$81,000 within 5 business days of the R&D Agreement (paid)
•	Before October 2012; $359,500 plus VAT as applicable (paid)
•	Before January 3, 2013; $359,500 plus VAT as applicable (paid) Before April 3, 2013; $400,000 plus VAT as applicable (paid)
•
•	Before July 3, 2013; $400,000 plus VAT as applicable (paid)

The payments originally due on April 3, 2013 and July 3, 2013 were postponed by the parties until such time as the funds were actually required in furtherance of the joint research and development initiatives. As of December 31, 2015, the remaining balance of $800,000 has been paid in connection with the R&D agreement.

In addition, Savicell agreed to issue to Ramot warrants (the “Warrants”) to purchase a number of ordinary shares of Savicell which shall together comprise 15% of issued shares of Savicell on an as-converted, fully diluted basis (equivalent to 1,765 Warrant Shares of Savicell). The Warrants shall be exercisable at an exercise price equal to the par value of the Warrant Shares, at any time and from time to time before Savicell completes a deemed liquidity event or the first underwritten offering of the Savicell's ordinary shares to the general public. The fair value of the Warrant Shares has been estimated at $1,698.97 per Warrant Share which is equivalent to the price at which Savicell has issued shares to third parties, for a total of $2,998,682 which has been included in research and development costs. As the exercise price inherent in the warrant certificate to purchase 1,765 common shares of Savicell is at nominal value, the warrant certificate is valued at the price of the subsequent equity issuance by Savicell ($1,698.97 per share) and the related common shares are considered to be issued and outstanding.

Upon successful development and commercialization of the technology, and in recognition of the rights and licenses granted to Savicell pursuant to this R&D Agreement, Savicell will be subject to (a) royalties based on the worldwide sales related to the technology; and (b) minimum annual royalties with respect to any calendar year following the first commercial sales as follows. The minimum annual royalties are subject to increases for each successive year.

During the year ended December 31, 2015, Savicell incurred research and development costs of $637,868 (2014 -$313,095) which were included in the consolidated statements of operations and comprehensive loss.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2015

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

On May 28, 2015, the Company entered into a debt settlement agreement pursuant to which the Company settled the term loan in the aggregate amount of $74,062 by the issuance of 462,890 common shares at a per share price of $0.20. As this is a related party transaction, the Company recognized a loss on extinguishment of $36,987 to additional paid in capital.

A summary of the Term Loan is as follows:

	December 31, 2015	December 31, 2014

Term loan – face value	$74,062	$74,062
Effective interest	-	(39,220)
Net present value	-	34,842
Interest accretion	-	30,433
Total	-	65,275
Settlement of debt	(74,062)	-
Current portion	-	50,000
Long term portion	$-	$15,275

Note 5 – Related Party Transactions

The Company completed the following related party transactions:

During the year ended December 31, 2015, the Company incurred consulting fees and salaries of $574,595 payable to its directors and officers as well as a company controlled by a former director/officer of the Company (December 31, 2014 - $593,783).

As at December 31, 2015, there was no outstanding balance in accounts payable and accrued liabilities that was payable to a company controlled by a former director/officer of the Company (December 31, 2014 - $160,433) but there was $16,325 (December 31, 2014 - $644,285) that was payable to current officers or directors of the Company.

See Notes 4 and 7.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2015

Note 6 – Convertible debenture

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

On December 31, 2015, the Company entered into debt conversion option agreements with two directors, one consultant and one employee of the Company pursuant to which the Company collectively settled debts in the aggregate amount of $188,085 with an unsecured and non-interest bearing convertible debenture. Pursuant to the agreements, these individuals may convert a portion or all of the debt amounts into common shares of the Company at a price per share of $0.20 over a seven year term.

The Company evaluated these convertible debenture for derivatives and determined that they do not qualify for derivative treatment. The Company then evaluated the debenture for beneficial conversion features and determined that some do contain beneficial conversion features. The aggregate intrinsic value of the beneficial conversion features was determined to be $852,418. This amount was recorded as a debt discount on April 15, 2015 that is being amortized over the life of the debenture at effective interest rate of 77%. Total debt discount amortization during the period from April 15, 2015 through December 31, 2015 was $192,114.

	December 31, 2015	December 31, 2014

Convertible debenture	$1,040,503	-
Convertible discount	(852,418)	-
Net convertible debenture	188,085	-
Interest accretion	192,114	-
Balance, as at December 31, 2015	$380,199	-

Note 7 –Equity

Common shares

On April 19, 2015, the Company issued 3,550,000 common shares at $0.20 per share for total proceeds of $710,000.

On May 22, 2015, the Company issued 500,000 common shares at $0.20 per share for total proceeds of $100,000.

On May 28, 2015, the Company entered into a debt settlement agreement pursuant to which the Company settled a related party term loan in the aggregate amount of $74,062 by the issuance of 462,890 common shares at $0.20 per share.

On June 23 2015, stock options previously granted by the Company were exercised resulting in the issuance of 481,179 common shares at $0.01 per share for total proceeds of $4,812.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2015

Note 7 –Equity (Continued)

On June 23, 2015, stock options previously granted by the Company were exercised resulting in the issuance of 100,000 common shares at $0.01 per share for total proceeds of $1,000.

On June 25, 2015, the Company issued 5,000,000 common shares at $0.20 per share for total proceeds of $1,000,000.

On July 20, 2015, four shareholders of Savicell exercised their right to convert their shareholding in Savicell into common shares of the Company. Accordingly, the Company issued 3,824,922 common shares at $0.16 per share which equals to 80% of the share pricing of the financing completed on April 19, 2015. Total book value of the issued common shares is $611,987.

On September 3, 2015, three shareholders of Savicell exercised their right to convert their shareholding in Savicell into common shares of the Company. Accordingly, the Company issued 1,786,250 common shares at $0.16 per share which equals to 80% of the share pricing of the financing completed on April 19, 2015. Total book value of the issued common shares is $285,800.

On October 20, 2015, two shareholders of Savicell exercised their right to convert their shareholding in Savicell into common shares of the Company. Accordingly, the Company issued 637,500 common shares at $0.16 per share which equals to 80% of the share pricing of the financing completed on April 19, 2015. Total book value of the issued common shares is $102,000.

For the year ended December 31, 2015, the Company recorded share issue cost of $15,000 for the shares issued.

As at December 31, 2015 the Company has 98,979,174 common shares issued and outstanding.

Preferred Shares

The Company has authorized 20,000,000 preferred shares at a par value of $0.001 per share. No preferred shares have been issued by the Company and accordingly none are outstanding.

Stock Options

On May 28, 2013, the Company granted a total of 962,358 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. A quarter of the options will vest on each of the first four anniversaries of the date of initial grant. The options were valued based on the Black Scholes model. On June 22, 2015, 481,179 of these options were exercised at $0.01 per share for total proceeds of $4,812. For the year ended December 31, 2015, the Company recorded stock based compensation of $112,888 (2014: $1,859) for such options.

On August 22, 2013, the Company granted a total of 800,000 stock options to a consultant. The stock options are exercisable at the exercise price of $0.01 per share. 480,000 of the options so granted will vest as to one quarter of such options at the end of each completed year that the consultant provides the services. The remaining 320,000 options will be fully vested when the consultant has completed the provision of a minimum of 600 blood samples of lung cancer and control patients during the 4 years from August 22, 2013. One twelfth of these options will vest upon each 50 blood samples having been delivered by the consultant to the Company. The options were valued based on the Black Scholes model. For the year ended December 31, 2015, the Company recorded stock based compensation of $72,453 (2014: $1,282) for such options.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2015

Note 7 –Equity (Continued)

Stock Options (continued)

On November 11, 2013, the Company granted a total of 1,924,717 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. A quarter of the options will vest immediately and a quarter on each of the first three anniversaries of the date of initial grant. The options were valued based on the Black Scholes model. For the year ended December 31, 2015, the Company recorded stock based compensation of $154,271 (2014: $6,515) for such options.

On January 1, 2014, the Company granted a total of 500,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. A quarter of the options will vest immediately and a quarter will vest at end of each completed year that the consultant provides the services. The options were valued based on the Black Scholes model. For the year ended December 31, 2015, the Company recorded stock based compensation of $52,865 (2014: $970) for such options.

On May 4, 2014 the Company granted a total of 150,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. One third of the options will vest at end of each completed year that the consultant provides the services. The options were valued based on the Black Scholes model. For the year ended December 31, 2015, the Company recorded stock based compensation of $982 (2014: $nil) for such options.

On May 15, 2014 the Company granted a total of 150,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. 25,000 of the options will vest immediately. Furthermore, 75,000 and 50,000 of the options respectively will vest on the first and second anniversaries that the consultant provides the services. The options were valued based on the Black Scholes model. For the year ended December 31 2015, the Company recorded stock based compensation of $24,016 (2014: $174) for such options. In addition on June 23, 2015, 100,000 of these options were exercised at $0.01 per share for total proceeds of $1,000.

On August 4, 2015 the Company granted a total of 150,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share. One third of the options will vest at end of each of June 21, 2016, June 21, 2017 and June 21, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the year ended December 31 2015, the Company recorded stock based compensation of $5,413 for such options.

In August, 2015 the Company granted a total of 1,730,000 stock options to four advisors of the Company. The stock options are exercisable at an exercise price of $0.20 per share. One third of the options will vest at end of each completed year for which the consultant provides the services. The options were valued based on the Black Scholes model. For year ended December 31, 2015, the Company recorded stock based compensation of $53,701 for such options.

On September 1, 2015 the Company granted a total of 150,000 stock options to two employees. The stock options are exercisable at an exercise price of $0.20 per share. One third of the options will vest at the grant date of each of September 1, 2015, September 1, 2016 and September 1, 2017 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For year ended December 31, 2015, the Company recorded stock based compensation of $4,879 for such options.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2015

Note 7 –Equity (Continued)

Stock Options (continued)

On November 22, 2015 the Company granted a total of 50,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share. One third of the options will vest at the grant date of each of November 22, 2016, November 22, 2017 and November 22, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For year ended December 31, 2015, the Company recorded stock based compensation of $500 for such options.

On December 1, 2015 the Company granted a total of 125,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share. One third of the options will vest at the grant date of each of December 1, 2016, December 1, 2017 and December 1, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For year ended December 31, 2015, the Company recorded stock based compensation of $978 for such options.

On December 6, 2015 the Company granted a total of 100,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share. One third of the options will vest at the grant date of each of December 6, 2016, December 6, 2017 and December 6, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For year ended December 31, 2015, the Company recorded stock based compensation of $677 for such options.

The fair value of each option grant is calculated using the following assumptions:

	2015	2014

Expected life – years	3-7	3-7
Interest rate	0.97 – 2.09%	0.48-1.65%
Volatility	62.86-94.97%	74.63-99.04%
Dividend yield	--%	--%

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2015

Note 7 – Equity (Continued)

Stock Options (continued)

		Weighted
		Average Exercise
	Number of Options	Price	Expire date
Balance, December 31, 2013	13,437,075	0.01
Granted, on January 1, 2014	500,000	0.01	January 1, 2019
Granted, on May 4, 2014	150,000	0.01	May 4, 2021
Granted, on May 15, 2014	150,000	0.01	May 15, 2019
Balance, December 31, 2014	14,237,075	$0.01
Exercised	(581,179)	0.01
Granted, on August 4, 2015	150,000	0.20	May 4, 2021
Granted, on August 7, 2015	1,610,000	0.20	August 7, 2022
Granted, on August 25, 2015	120,000	0.20	August 25, 2022
Granted, on September 1, 2015	150,000	0.20	September 1, 2022
Granted, November 22, 2015	50,000	0.20	November 22, 2022
Granted, December 1, 2015	125,000	0.20	December 1, 2022
Granted, December 6, 2015	100,000	0.20	December 6, 2022
Balance, December 31, 2015	15,960,896	$0.04

	Outstanding as at December 31, 2015			Exercisable as at December 31, 2015
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
Exercise	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Price	Options	Price	Life (years)	Options	Price	Life (years)

$ 0.01	9,750,000	$0.01	6.67	9,750,000	$0.01	6.67
0.01	481,179	0.01	2.41	-	-	-
0.01	800,000	0.01	2.64	453,334	0.01	2.64
0.01	1,924,717	0.01	4.87	1,443,538	0.01	4.87
0.01	500,000	0.01	3.01	333,334	0.01	3.01
0.01	150,000	0.01	5.35	50,000	0.01	5.35
0.01	50,000	0.01	3.37	-	-	-
0.20	150,000	0.20	5.35	-	-	-
0.20	120,000	0.20	6.65	-	-	-
0.20	1,610,000	0.20	6.61	-	-	-
0.20	150,000	0.20	6.67	50,000	0.20	6.67
0.20	50,000	0.20	6.90	-	-	-
0.20	125,000	0.20	6.92	-	-	-
0.20	100,000	0.20	6.94	-	-	-
	15,960,896	$0.04	5.97	12,080,205	$0.01	6.20

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2015

Note 7 – Equity (Continued)

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2015

Note 7 – Equity (Continued)

Non-Controlling Interests (continued)

During the year ended December 31, 2015, Savicell issued a total of 417 shares at $1,700 per share to third parties for aggregate proceeds of $709,087. As at December 31, 2015, Savicell also issued 516 shares at $1,700 to ODT, which of $532,084 has not been received as at December 31, 2015. In addition, Savicell investors exchanged 588 Savicell shares for 6,248,672 of ODT common shares with ODT receiving the Savicell shares so exchanged. Following these share issuances, the Company, the Warrant holder and the Savicell investors held underlying interests in the equity of Savicell of 77.00%, 12.6% and 10.4% respectively (December 31, 2014-74.67%, 13.18% and 12.15%) .

Savicell’s Common Shares

	Number	Amount
	of Shares
Balance, December 31, 2013	13,209	$2,454,192
Issued for cash pursuant to share subscriptions	183	310,977
Balance, December 31, 2014	13,392	2,765,169
Issued for cash pursuant to share subscriptions	730	1,241,171
Shares issued to settle inter-company debts	203	345,198
Share subscription receivable	313	(532,084)
Balance, December 31, 2015	14,325	$3,819,454

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2015

Note 8 – Income Taxes (Continued)

	For the year ended	For the year ended
	December 31, 2015	December 31, 2014
	$	$
Net loss before taxes	(2,589,234)	(1,090,100)
Statutory tax rate	34%	34%
Income tax recovery	(880,340)	(370,634)
Non-deductible item	131,208	3,754
Change in estimates	(515,645)	(1,210,114)
Change enacted tax rate	20,367	6,947
Foreign tax rate difference	142,616	64,284
Discount on convertible debenture	289,824	-
Change in valuation allowance	811,970	1,505,763
Income tax expense (recovery)	-	-

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Deferred tax assets (liabilities) at December 31, 2015 and 2014 are comprised of the following:

	December 31, 2015	December 31, 2014
	$	$
Loss carry forwards	3,312,236	2,294,077
Convertible debenture	(209,177)	-
Financial instrument	-	(2,987)
Valuation allowance	(3,103,059)	(2,291,089)
Deferred tax assets	-	-

As at December 31, 2015, the Company's US net operating loss carry forwards total $7,356,417 (2014 - $6,173,246). These losses expire as follow:

Year	Total
2029	3,163
2030	69,495
2031	98,143
2032	4,426,198
2033	1,019,303
2034	1,186,199
2035	553,916
7,356,417

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2015

Note 8 – Income Taxes (continued)

As at December 31, 2015, the Company's Israeli net operating loss carry forwards total $3,244,221 (2014 – $780,693). These losses carry forward indefinitely.

The deferred tax assets have not been recognized because at this stage of the Company’s development, it is not determinable that future taxable profit will be available against which the Company can utilize such deferred tax assets.

Note 9 – Commitments and Guarantees

The Company did not become a guarantor to any parties as at December 31, 2015.

1.

On September 11, 2012, ODT signed an employment agreement with Giora Davidovits, its new chief executive officer and President, which agreement entailed an effective date of September 1, 2012. In return for acting as its chief executive officer, the Company will provide Mr. Davidovits an annual salary of $250,000 together with other benefits and the potential for additional bonuses as declared from time to time by the Company’s board of directors. The agreement is effective until August 31, 2017 unless terminated early in accordance with the termination provisions contained within the employment agreement and subject to agreed severance amounts. In connection with the execution of the employment agreement, the Company issued to Giora Davidovits options to purchase 3,750,000 common shares at a price per share of $0.01. The options are exercisable for 10 years. Mr. Davidovits is eligible for subsequent option grants at the discretion of the board of directors.

2.

On October 30, 2012, ODT and Savicell signed an employment agreement with Eyal Davidovits, its new chief operating officer, which agreement entailed an effective date of September 1, 2012. In return for acting as its chief operating officer, the Company will provide Mr. Davidovits an annual salary of $111,392 (NIS 432,000), together with other fringe benefits including those related to the use of an automobile, health insurance, contributions to government run retirement programs and the potential for additional bonuses as declared from time to time by the Company’s board of directors. The agreement is effective until August 31, 2017 unless terminated early in accordance with the termination provisions contained within the employment agreement and subject to agreed severance amounts. In connection with the execution of the employment agreement, the Company issued to Eyal Davidovits options to purchase 2,750,000 common shares at a price per share of $0.01. The options are exercisable for 10 years. Mr. Davidovits is eligible for subsequent option grants at the discretion of the board of directors.

3.

On November 8, 2012, ODT and Savicell signed an employment agreement with Dr. Irit Arbel, its new vice president, research and development, which agreement entailed an effective date of September 1, 2012. In return for acting as its new vice president, research and development officer, the Company will provide Dr. Arbel an annual salary of $105,203 (NIS 408,000) together with other fringe benefits, health insurance, contributions to government run retirement programs and the potential for additional bonuses as declared from time to time by the Company’s board of directors. The agreement is effective until August 31, 2017 unless terminated early in accordance with the termination provisions contained within the employment agreement and subject to agreed severance amounts. In connection with the execution of the employment agreement, the Company issued to Irit Arbel options to purchase 2,000,000 common shares at a price per share of $0.01. The options are exercisable for 10 years. Dr. Arbel is eligible for subsequent option grants at the discretion of the board of directors.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2015

Note 9 – Commitments and Guarantees (continued)

4.

On July 20, 2015, the Company signed an operating lease agreement to lease offices for a period ending July 31, 2018 with an option to renew the lease for an additional period of 2 years. The monthly lease expense is $3,106 (NIS 12,121). Future minimum lease commitment under the operating lease agreement is approximately $96,286 (NIS 375,751). The Company pledged a bank deposit which is used as a bank guarantee at an amount of $12,814 (NIS 50,000) to secure its payments under the lease agreement.

The Minimum future payments for the above commitments are as follows:

	Consulting fee and
Year	Salaries	Office rent	Total
2016	$465,274	$37,272	$502,546
2017	310,183	37,272	347,455
2018	-	21,742	21,742
Total	$775,457	$96,286	$871,743

10. GEOGRAPHIC INFORMATION

The Company’s head office is located in the United States (“US”). The operations of the Company are primarily in two geographic areas: the US and Israel. A summary of geographical information for the Company’s long lived assets is as follows:

Year ended December 31, 2015	US	Israel	Total
Long-live assets	$-	$58,321	$58,321

Year ended December 31, 2014	US	Israel	Total
Long-live assets	$-	$3,959	$3,959

Note 11 – Subsequent Event

1.

As at January 15, 2016, pursuant to the Savicell conversion and participation rights agreement, an investor of Savicell has elected to exchange 59 shares of Savicell for common shares of the Company. The conversion resulted in an issuance of 626,875 common shares at a price per share of $0.16.

2.

As at March 18, 2016, pursuant to the Savicell conversion and participation rights agreement, certain investors of Savicell have elected to exchange an aggregate 343 shares of Savicell for common shares of the Company. The conversion resulted in an issuance of 3,647,305 common shares at a price per share of $0.16.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2015

Note 11 – Subsequent Event (continued)

3.

On February 15, 2016, the Company granted options to purchase 50,000 shares of its common stock to a new employee, pursuant to an employment agreement. The exercise price of the options is $0.20 per share and may be exercised for seven years. The options vest as to one third on first, second and third anniversaries of the date of grant provided the employee continues to be employed by the Company.

4.

On March 7, 2016, the Company granted options to purchase 75,000 shares of its common stock to two employees, pursuant to an employment agreement. The exercise price of the options is $0.20 per share and may be exercised for seven years. The options vest as to one third on first, second and third anniversaries of the date of grant provided the employee continues to be employed by the Company.

5.	In March of 2016, the Company received $50,000 toward the subscription for 250,000 common shares of the Company.

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

Our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2015 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2015 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Our company plans to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2016: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Our directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Giora Davidovits	Chief Executive Officer, President, Secretary, Treasurer and Director Chief Financial Officer	61	July 30, 2012 October 2, 2012
David Eyal Davidovits	Vice President Business Development Chief Operations Officer Director	48	April 5, 2012 July 30, 2012 November 7, 2012
Irit Arbel	Executive Vice President, Research and Development	55	July 30, 2012
Benjamin Cherniak	Director	47	August 4, 2010

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

Mr. Davidovits has a BS in Manufacturing Engineering and Business Studies from Coventry University, UK.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2015, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

We have not yet adopted a Code of Ethics. We believe that due to the size of our management, we do not require a code of ethics.

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

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities;

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

ITEM 11. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2015;
(b)

each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2015 who had total compensation exceeding US $100,000;

(c)	and up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2015,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2015 and 2014, are set out in the following summary compensation table (in USD):

SUMMARY COMPENSATION TABLE
						Non-
						Equity
						Incentive	Nonqualified	All
						Plan	Deferred	Other
Name and				Stock	Option	Compensa-	Compensatio	Compensatio
Principal		Salary	Bonus	Awards	Awards	tion	n Earnings	n	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Giora
Davidovits
CEO, CFO,	2015	$250,000	Nil	Nil	Nil	Nil	Nil	Nil	$250,000
President,	2014	$250,000	Nil	Nil	Nil	Nil	Nil	Nil	$250,000
Secretary,
Treasurer
and Director
David Eyal
Davidovits	2015	$111,392	Nil	Nil	Nil	Nil	Nil	Nil	$111,392
VP Business	2014	$121,351	Nil	Nil	Nil	Nil	Nil	Nil	$121,351
Development,
COO, and
Director
Irit Arbel
Executive	2015	$105,203	Nil	Nil	Nil	Nil	Nil	Nil	$105,203
Vice	2014	$114,436	Nil	Nil	Nil	Nil	Nil	Nil	$114,436
President

Employment Agreements or Arrangements

Other than noted below, we have not entered into any employment (or consulting) agreements or arrangements, whether written or unwritten, with our directors or executive officers.

Giora Davidovits

Employment Agreement

On September 19, 2012, we signed an employment agreement with Giora Davidovits, our Chief Executive Officer and President to be effective on September 1, 2012. In return for acting as our executive officer, we agreed to provide the following consideration:

(a)	pay a salary of US$250,000 per year;
(b)	grant 3,750,000 options to purchase our company’s common stock at an exercise price of $0.01 per share for a period of 10 years;
(c)	grant future stock options at the discretion of our board of directors at the prevailing market price, in accordance with our company’s compensation policies; and
(d)	eligibility for participation in our company’s bonus plan, which is based on the achievement of performance goals established with the mutual consent of our company and Mr. Davidovits;

The employment agreement will end on August 31, 2017 unless terminated under the terms of the employment agreement.

We may terminate Giora Davidovits' employment at any time without just cause (as defined in the employment agreement) by providing Giora Davidovits with ninety days prior written notice. In the event we terminate Giora Davidovits' employment without just cause or in the event of a change of control (as defined in the employment agreement), we must:

(a)	continue to pay Giora Davidovits his base salary of US$250,000 for a period of two years from the date Giora Davidovits' employment is terminated or the change of control occurs; and
(b)	continue to provide, for this duration, such employee benefits (as defined in the employment agreement) as may be permitted by and in accordance with the formal plan which governs each of the employee benefits.

 David Eyal Davidovits

On October 30, 2012, we signed an employment agreement with David Eyal Davidovits, our Chief Operating Officer to be effective on September 1, 2012. In return for acting as our executive officer, we agreed to provide the following consideration:

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

(d)

the option of one of the following compensation for any costs associated with his car travel: (i) we agreed to lease a car and pay for all related expenses up to NIS 4,000 per month; or (ii) Mr. Davidovits agreed to use his car for work related matters as required for the performance of his job, and we agreed to grant a car allowance of NIS 4,000 per month;

(e)	group extended health and dental, life and long-term disability insurance, pension and other benefits; and
(f)	we agreed to open and maintain a Keren Hishtalmut Fund, as defined under Israeli employment law which we agreed to contribute an amount equal to 7 1/2% of each monthly salary.

The employment agreement will end on August 31, 2017 unless terminated under the terms of the employment agreement.

We may terminate Eyal Davidovits' employment at any time without just cause (as defined in the employment agreement) by providing Eyal Davidovits with ninety days prior written notice. In the event we terminate Eyal Davidovits' employment without just cause or in the event of a change of control (as defined in the employment agreement), we must:

(a)

continue to pay Eyal Davidovits his base salary of NIS 432,000 per annum (paid NIS 36,000 per month in arrears) for a period of two years from the date Eyal Davidovits' employment is terminated or the change of control occurs; and

(b)

continue to provide, for this duration, such employee benefits (as defined in the employment agreement) as may be permitted by and in accordance with the formal plan which governs each of the employee benefits.

Outstanding Equity Awards at Fiscal Year-End of Named Executive Officers

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2015:

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Giora Davidovits Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director	3,750,000	Nil	$0.01	September 1, 2022
David Eyal Davidovits Vice President Business Development, Chief Operations Officer, and Director	2,750,000	Nil	$0.01	September 1, 2022
Irit Arbel Executive Vice President	2,000,000	Nil	$0.01	September 1, 2022

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Director Compensation

The following is a summary of the compensation payable to our directors, who are not named executive officers for the fiscal year ended December 31, 2015:

DIRECTOR COMPENSATION
	Fees				Nonqualified
	earned or			Non-Equity Incentive	Deferred	All
	paid in	Stock	Option	Plan Compensa-	Compensation	Other
	cash	Awards	Awards	tion	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Benjamin Cherniak	Nil	Nil	Nil	Nil	Nil	Nil	Nil

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table sets forth, as of April 13th 2016, certain information known to us with respect to the beneficial ownership of our common stock by (i) each of our directors, (ii) each of our named executive officers (as defined in the “Executive Compensation” section) and current executive officers, (iii) all of our directors and current executive officers as a group, and (iv) each shareholder known by us to be the beneficial owner of more than 5% of our common stock. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Management

		Amount and Nature of		Percent
Name and Address of Beneficial Owner	Title of Class	Beneficial Ownership(1)		of Class(2)
Giora Davidovits	Common stock	21,423,333	Direct (3)	20.0%
16 Carter Lane
Andover, MA 01810 USA
David Eyal Davidovits	Common stock	17,470,000	Direct (4)	16.5%
69 Hashomer Street
Zichron, Yaakov, Israel 30900
Irit Arbel	Common stock	8,140,000	Direct (5)	7.7%
6 Hadishon Street
Jerusalem, Israel 96956
Benjamin Cherniak	Common stock	2,700,000	Direct	2.6%
3120 S. Durango Drive, Suite305
Las Vegas, NV 89117 USA
Directors and Executive Officers as a	Common stock	49,733,333		46.80%
Group (4 persons)

Beneficial Holders

		Amount and Nature of		Percent
Name and Address of Beneficial Owner	Title of Class	Beneficial Ownership(1)		of Class(2)
Ori Ackerman	Common	5,856,242	Direct	5.7%
No. 7 Moshav Rakefet	Stock
Doar Na Misgav, 20175
Israel
Dr. Borenstien Ltd.	Common	12,717,000	Direct	12.3%
No. 18 Rienes St.	Stock
Tel Aviv, Israel
Robbie Manis	Common	5,473,334	Direct(6)	5.3%
319 Brooke Ave.	Stock
Toronto, Ontario, M5M2L4

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

(2)

Based on 103,253,354 shares of common stock issued and outstanding as of April 13th 2016. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(3)	Includes 17,673,333 shares of common stock and 3,750,000 options to purchase shares of common stock exercisable within 60 days.

(4)	Includes 14,720,000 shares of common stock and 2,750,000 options to purchase shares of common stock exercisable within 60 days.

(5)	Includes 6,140,000 shares of common stock and 2,000,000 options to purchase shares of common stock exercisable within 60 days.

(6)	Includes 4,473,334 shares of common stock and 1,000,000 options to purchase shares of common stock exercisable within 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with related persons

Other than as disclosed below, there have been no transactions since January 1, 2014, or any currently proposed transaction, in which we were or are to be a participant, and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following related persons had or will have a direct or indirect material interest:

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

During the year ended December 31, 2015, we incurred consulting fees and salaries of $574,591 payable to our directors and officers and companies controlled by a former director/officer of our company (for the year ended December 31, 2014 - $593,783), only a portion of which was paid in cash with the balance accrued and remaining payable.

Name and Position	2015	2014
Giora Davidovits, CEO, CFO	250,000	$250,000
Eyal Davidovits, COO	111,392	$123,340
1367826 Ontario Limited, a consultant controlled by Robbie Manis, a former director	108,000	$108,000
Irit Arbel, VP Research and Business Development	105,203	$111,350
Total	$574,595	$592,690

During the year ended December 31, 2015, our company incurred consulting fees and salary expense of $574,591 payable to its directors and officers as well as a company controlled by Robbie Manis, a former director/officer of our company (December 31, 2014 - $593,783). As at December 31, 2015, there was no outstanding balance in accounts payable and accrued liabilities that was payable to a company controlled by Robbie Manis, a former director/officer of our company (December 31, 2014 - $160,433) but there was a $16,325 balance payable to current officers or directors of our company (December 31, 2014 - $644,285).

Director Independence

Our common stock is quoted on OTC Pink operated by the OTC Markets Group, which do not impose any director independence requirements. Under NASDAQ rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation within the last three years. Using this definition of independent director, we have determined that we do not have any independent directors because of our directors’ current or former positions as executive officer of our company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The following table sets forth the fees billed to our company for professional services rendered by MNP LLP, our independent registered public accounting firm for the years ended December 31, 2015 and 2014:

Fees	2015	2014
Audit Fees	51,000	29,850
Audit Related Fees	8,595	8,440
Tax Fees	5,075	7,470
Other Fees	nil	nil
Total Fees	$64,670	45,760

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	License and Research Funding Agreement dated July 25, 2012 between Ramot at Tel Aviv University Ltd. and Savicell Diagnostic Ltd. (portions of the exhibit has been omitted pursuant to a request for confidential treatment) (incorporated by reference to an exhibit to a current report on Form 8-K filed July 16, 2013)
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to an exhibit to a registration statement on Form S-1 filed on August 10, 2010)
3.2	Bylaws (incorporated by reference to an exhibit to a registration statement on Form S-1 filed on August 10, 2010)
(10)	Material Contracts
10.1	Loan Terms Agreement dated February 13, 2012 with Ori Ackerman (incorporated by reference to an exhibit to a current report on Form 8-K filed February 13, 2012)
10.2	Form of Subscription Agreement for Non-US Subscribers (incorporated by reference to an exhibit to a current report on Form 8-K filed May 24, 2012)
10.3	Form of Subscription Agreement for US Subscribers (incorporated by reference to an exhibit to a current report on Form 8-K filed May 24, 2012)
10.4	Form of Shares for Debt Agreement for Canadian Subscribers (incorporated by reference to an exhibit to a current report on Form 8-K filed July 18, 2012)
10.5	Form of Subscription Agreement for Non-US Subscribers (incorporated by reference to an exhibit to a current report on Form 8-K filed July 18, 2012)
10.6	Warrant Agreement dated July 25, 2012 between Savicell Diagnostic Ltd. and Ramot at Tel Aviv University Ltd. (incorporated by reference to an exhibit to a current report on Form 8-K filed August 19, 2013)
10.7	Employment Agreement with Giora Davidovits dated September 1, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K filed September 19, 2012)
10.8	Form of Conversion and Participation Rights Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 1, 2012)
10.9	Employment Agreement with Eyal Davidovits dated October 30, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K filed November 5, 2012)
10.10	Form of Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.11	Form of Offshore Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.12	Form of Canadian Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.13	Form of Debt Conversion Option Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed April 22, 2015)
10.14	Form of Private Placement Subscription Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed April 22, 2015)
10.15	Form of Private Placement Subscription Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed June 2, 2015)
10.16	Shares for Debt Acknowledgement and Subscription Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed June 2, 2015)
10.17	Form of Private Placement Subscription Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed July 9, 2015)
10.18	Form of Board of Advisors Consulting Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed August 26, 2015)

Exhibit Number	Description
10.19	Form of Stock Option Agreement (incorporated by reference to an exhibit to a current report on Form 8- K filed August 26, 2015)
(21)	Subsidiaries
21.1	Savicell Diagnostic Ltd. our approximately 77.00% subsidiary incorporated in Israel
(31)	Rule 13a-14 Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Giora Davidovits
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Giora Davidovits
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ONLINE DISRUPTIVE TECHNOLOGIES, INC.

By

/s/ Giora Davidovits
Giora Davidovits
President, Chief Executive Officer, Chief Financial Officer,
Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)
April 13, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By

/s/ Giora Davidovits
Giora Davidovits
President, Chief Executive Officer, Chief Financial Officer,
Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)
April 13, 2016

/s/ Benjamin Cherniak
Benjamin Cherniak
Director
April 13, 2016

/s/ Eyal Davidovits
Eyal Davidovits
Director
April 13, 2016