Form 10-Q
period 2016-03-31
ONLINE DISRUPTIVE TECHNOLOGIES, INC.
filed 2016-05-20
CIK 1498380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
Yes [  ]     No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:
As of May 19, 2016, there were 105,022,096 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONLINE DISRUPTIVE TECHNOLOGIES, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2016

(U.S. DOLLARS)

Online Disruptive Technologies, Inc.
Interim Consolidated Balance Sheets
(U.S. Dollars)

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
	$	$
ASSETS

Current Assets
Cash and Cash Equivalents	982,116	1,206,809
Prepaid expenses	844	2,651
VAT Receivable	22,883	22,208
Total Current Assets	1,005,843	1,231,668

Restricted cash (Note9 (4))	13,254	12,814
Fixed Assets (Note 3)	64,589	58,321
Total Assets	1,083,686	1,302,803

LIABILITIES

Current Liabilities
Accounts Payable	52,269	54,674
Accrued Liabilities	140,700	72,117

Total Current Liabilities	192,969	126,791

Convertible debenture (Note 7)	413,987	380,199
Total Liabilities	606,956	506,990

EQUITY

Authorized: 20,000,000 Preferred Shares, par value $0.001 500,000,000 Common Shares, par value $0.001 Issued and outstanding: Nil Preferred Shares 103,253,354 Common Shares (December 31, 2015: 98,979,174 Common Shares)	103,253	98,979
Share Obligation	125,000	-
Additional Paid-in Capital	8,724,441	8,700,219
Accumulated Other Comprehensive Loss	(77,169)	(88,720)
Deficit	(8,468,042)	(8,026,578)
Equity Attributable to Shareholders of the Company	407,483	683,900

Non-Controlling Interests	69,247	111,913
Total Equity	476,730	795,813

Total Liabilities and Equity	1,083,686	1,302,803

The accompanying notes are an integral part of these interim consolidated financial statements.

Online Disruptive Technologies, Inc.
Interim Consolidated Statements of Operations and Comprehensive Loss

		Three months
	Three months ended	ended March 31,
	March 31, 2016	2015
	(Unaudited)	(Unaudited)
General and Administrative Expenses	$	$
Accounting Fees	7,500	6,000
Audit & Tax Fees	44,401	34,240
Bank Fees	128	149
Consulting Fees	106,664	152,131
Filing and Transfer Agent Fees	583	25
Legal Fees	9,439	13,089
Travel Expenses	3,431	3,483
Office and Miscellaneous Expense	28,977	1,431
Research and Development Expense	176,696	122,549
Administrative Payroll Expense	5,329	-
Rent Expense	12,227	-
Insurance Expense	11,762	11,644
Stock-Based Compensation	72,727	670
Meals & Entertainment Expenses	112	219
	(479,976)	(345,630)

Other Expense
Interest Accretion	(33,788)	(3,317)
Interest Expense	(65)	(786)
Foreign Currency Gain	4,378	14,198
Net (Loss) for the period	(509,451)	(335,535)

Other Comprehensive Income
Currency translation adjustments	11,551	(21,672)
Comprehensive Loss for the period	(497,900)	(357,207)

Net (Loss) attributable to:
Common Stockholders	(441,464)	(301,091)
Non-Controlling Interests	(67,987)	(34,444)
	(509,451)	(335,535)
Net Comprehensive Loss Attributable to:
Common Stockholders	(431,455)	(316,785)
Non-Controlling Interests	(66,445)	(40,422)
	(497,900)	(357,207)

Basic and Diluted Net Loss per Common Share	(0.01)	(0.01)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	101,248,529	82,636,433

The accompanying notes are an integral part of these interim consolidated financial statement.

Online Disruptive Technologies, Inc.
Interim Consolidated Statements of Cash Flows

	Three months	Three months
	ended March 31,	ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)

Cash flow from Operating Activities	$	$
Net loss for the period	(509,451)	(335,535)
Adjustment for items not involving cash:
Stock-Based Compensation	72,727	670
Foreign exchange gain	(4,378)	(14,198)
Amortization – fixed assets	3,072	-
Interest expense	-	3,316
Interest accretion	33,788	-
Changes in non-cash working capital items:
Decrease(increase) in VAT receivable	87	(664)
Decrease in prepaid expense	1,896	-
Increase in accounts payable and accrued liabilities	61,990	192,767
Net cash (used in) operating activities	(340,269)	(153,644)

Cash flow from financing activities
Share subscription received	125,000	-
Common shares issued by subsidiary	-	708,483
Net cash provided by financing activities	125,000	708,483

Cash flow from investing activities
Cash utilized in purchase of assets	(7,331)	(3,156)
Net cash used in investing activities	(7,331)	(3,156)

Effects of exchange rate changes on cash and cash equivalents	(2,093)	(7,701)

Net increase (decrease) in cash and cash equivalents	(224,693)	543,982

Cash and cash equivalents, beginning of period	1,206,809	329,855

Cash and cash equivalents, end of period	982,116	873,837

Supplementary Information
Interest Paid	-	-
Income Taxes Paid	-	-

The accompanying notes are an integral part of these interim consolidated financial statements

Online Disruptive Technologies, Inc.
Notes to the Interim Consolidated Financial Statements
March 31, 2016
(Unaudited)

Note 1 - Nature of Operations

Online Disruptive Technologies, Inc. (“ODT” or the “Company”) was incorporated on November 16, 2009 in the State of Nevada, U.S.A. The Company was in the business of operating websites with advertising revenue platforms. However, as described below, the Company changed its primary business focus to the development and commercialization of a biotechnology platform. The Company has limited operations and has had no revenues from inception to date. The Company has a December 31 year-end.

Effective March 24, 2010, the Company acquired 100% of the issued and outstanding shares of RelationshipScoreboard.com Entertainment Inc. (“RS” or “RelationshipScoreboard.com”), a company incorporated on November 16, 2009 in the state of Nevada, U.S.A. in exchange for 16,000,000 shares of the Company’s common stock. Upon the completion of the acquisition, the former sole shareholder of RS held 89% of the Company’s issued and outstanding common stock. As a result, the transaction was accounted for as a reverse takeover transaction (“RTO”) for accounting purpose, as RS was deemed to be the acquirer, and these interim consolidated financial statements are a continuation of the financial statements of RS. On January 28, 2013, RelationshipScoreboard.com was closed and dissolved. The Company sold the website assets for $10 to an arm’s length individual and wrote off all supplier payables in the amount of $430.

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

These interim consolidated financial statements have been prepared with the ongoing assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has positive working capital of ($812,874) as at March 31, 2016 (December 31, 2015 – $1,104,877) and an accumulated deficit of $8,468,042. Furthermore, additional future losses are anticipated which raise substantial doubt about the Company’s ability to continue as a going concern. These interim consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The operations of the Company have primarily been funded by the sale of common shares and loans received. Continued operations of the Company are dependent on the Company’s ability to complete equity financings or to generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms to the Company. Failure to obtain the ongoing support of its equity financings and creditors may make the going concern basis of accounting inappropriate, in which case the Company’s assets and liabilities would need to be recognized at their liquidation values. These interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts and classification of liabilities that might arise from this uncertainty.

Online Disruptive Technologies, Inc.
Notes to the Interim Consolidated Financial Statements
March 31, 2016
(Unaudited)

Note 2 - Significant Accounting Policies

a)	Basis of Presentation

The accompanying interim consolidated financial statements of the Company have been prepared following generally accepted accounting principles in the United States (“US GAAP”), and are expressed in United States dollars, unless otherwise noted.

These interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and should be read in conjunction with those annual consolidated financial statements filed for the year ended December 31, 2015. In the opinion of management, these interim consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments for a fair presentation of the interim consolidated financial statements. All significant inter-company accounts and transactions have been eliminated on consolidation. The results of operations for any interim period are not necessarily indicative of results for the full year.

For further information, refer to the Company’s consolidated financial statements and notes thereto filed on April 14, 2016 for the year ended December 31, 2015.

b)	Principles of Consolidation

These interim consolidated financial statements include the accounts of the Company and its 80.17% interest in Savicell. All significant intercompany accounts and transactions have been eliminated upon consolidation.

c)	Use of Estimates

The preparation of interim consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant areas requiring the use of management estimates include assumptions and estimates relating to share-based payments, valuation allowances for deferred income tax assets and determination of useful lives of property, plant and equipment.

Online Disruptive Technologies, Inc.
Notes to the Interim Consolidated Financial Statements
March 31, 2016
(Unaudited)

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

As a result of the functional currency change discussed above, a cumulative translation adjustment of $11,654 is included in accumulated other comprehensive income and will only be adjusted in the event of a full or partial disposition of the Company's investment in Savicell.

Online Disruptive Technologies, Inc.
Notes to the Interim Consolidated Financial Statements
March 31, 2016
(Unaudited)

Note 2 - Significant Accounting Policies (Continued)

e)	Cash and Cash Equivalents

Cash and cash equivalents consist entirely of readily available cash balances. There were no cash equivalents as of March 31, 2016 and 2015.

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At March 31, 2016, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

Online Disruptive Technologies, Inc.
Notes to the Interim Consolidated Financial Statements
March 31, 2016
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

Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Stock options are considered to be common stock equivalents and were not included in the net loss per share calculation for the quarter ended March 31, 2016 and 2015 because the inclusion of such underlying shares would have had an anti-dilutive effect.

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

As at March 31, 2016, the fair value of cash and cash equivalents and restricted cash was measured using Level 1 inputs.

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

Online Disruptive Technologies, Inc.
Notes to the Interim Consolidated Financial Statements
March 31, 2016
(Unaudited)

Note 2 - Significant Accounting Policies (Continued)

k)	Research and Development Costs

All research and development costs are charged to expense as incurred and consist principally of costs related to the License and Research Funding Agreement entered by the Company’s subsidiary with Ramot at Tel Aviv University (See Note 4).

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

o)	New accounting standards in effect

In April 2014, the FASB issued Accounting Standards Update ("ASU") 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued operations and Disclosures of Disposals of Components of an Entity. The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area. They also address sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the entity's operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in this ASU are effective for the first quarter of 2015 for public entities with calendar year ends. The Company adopted ASU 2014-08 on January 1, 2015 and the adoption of this pronouncement did not have a material effect on the Company's interim consolidated financial position or results of operations.

Online Disruptive Technologies, Inc.
Notes to the Interim Consolidated Financial Statements
March 31, 2016
(Unaudited)

Note 2 - Significant Accounting Policies (Continued)

o)	New accounting standards in effect (continued)

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

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). This accounting standard supersedes all existing US GAAP revenue recognition guidance. Under ASU 2014-09, a company will recognize revenue when it transfers the control of promised goods or services to customers in an amount that reflects the consideration which the company expects to collect in exchange for those goods or services. ASU 2014-09 will require additional disclosures in the notes to the consolidated financial statements and is effective for annual and interim reporting periods beginning after December 15, 2016. The Company is evaluating the impact of ASU 2014-09 and an estimate of the impact to the interim consolidated financial statements cannot be made at this time. In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The standard provides guidance that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service condition is a performance condition. As a result, the target is not reflected in the estimation of the award's grant date fair value. Share-based compensation cost for such award would be recognized over the required service period, if it is probable that the performance condition will be achieved. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The guidance should be applied on a prospective basis to awards that are granted or modified on or after the effective date of the standard. Companies also have the option to apply the guidance on a modified retrospective basis for awards with performance targets outstanding on or after the beginning of the first annual period presented after the effective date of the standard. The Company is evaluating the impact of ASU 2014-12 and an estimate of the impact to the interim consolidated financial statements cannot be made at this time.

In January 2015, the FASB issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates the concept of extraordinary items. Under this new guidance, entities will no longer be required to separately classify, present and disclose extraordinary events and transactions. The amendments in this update are effective for annual and interim periods beginning after December 15, 2015. The Company is evaluating the impact of ASU 2015-01 and an estimate of the impact to the interim consolidated financial statements cannot be made at this time.

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

Online Disruptive Technologies, Inc.
Notes to the Interim Consolidated Financial Statements
March 31, 2016
(Unaudited)

Note 2 - Significant Accounting Policies (Continued)

o)	New accounting standards in effect (continued)

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

On March 30, 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting which amends ASC Topic 718, Compensation – Stock Compensation. The ASU simplifies several aspects of the accounting for employee share-based payment transactions. ASU 2016-09 is effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption.

The Company is evaluating the impact of the amended guidance on its interim consolidated financial statements. There have been no other accountings pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s financial position, results of operations or cash flows.

p)	Recent Accounting Pronouncement

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

The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter and early adoption is permitted. The Company is evaluating the impact of ASU 2014-15 and an estimate of the impact to the interim consolidated financial statements cannot be made at this time.

Online Disruptive Technologies, Inc.
Notes to the Interim Consolidated Financial Statements
March 31, 2016
(Unaudited)

Note 3 – Property, Plant and Equipment

As of March 31, 2016, the fixed assets balance on the financial statement consist of the following:

	Cost	Accumulated	Net Book Value
		Amortization
	$	$	$
Furniture and Fixtures	1,868	31	1,837
Computer Equipment	24,602	5,306	19,296
Lab Equipment	45,448	3,834	41,614
Foreign exchange movement	2,149	307	1,842
Total as of March 31, 2016	74,067	9,478	64,589

Furniture and Fixtures	-	-
Computer Equipment	19,139	3,769	15,370
Lab Equipment	45,448	2,429	43,019
Foreign exchange movement	(74)	(6)	(68)
Total as of December 31, 2015	64,513	6,192	58,321

Note 4 – License and Research Funding Agreement

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

Online Disruptive Technologies, Inc.
Notes to the Interim Consolidated Financial Statements
March 31, 2016
(Unaudited)

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

During the quarter ended March 31, 2016, Savicell incurred research and development costs of $23,239 (2015 -$122,549) which were included in the interim consolidated statements of operations and comprehensive loss.

Note 5 – Term Loan – Related Party

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

A summary of the Term Loan is as follows:

	March 31, 2016	December 31, 2015

Term loan – face value	$-	$74,062
Settlement of debt	-	(74,062)
Balance as at	$-	$-

Note 6 – Related Party Transactions

The Company completed the following related party transactions:

Online Disruptive Technologies, Inc.
Notes to the Interim Consolidated Financial Statements
March 31, 2016
(Unaudited)

During the quarter ended March 31, 2016, the Company incurred consulting fees and salaries of $143,207 payable to its directors and officers as well as a company controlled by a former director/officer of the Company (for the quarter ended March 31, 2015 - $144,340).

As at March 31 2016, included in accounts payable and accrued liabilities are amounts of $26,850 (December 31, 2015 - Nil) that was payable to a company controlled by a former director/officer of the Company and $16,112 (December 31, 2015-$16,325) that was payable to current officers or directors of the Company.

See Notes 4 and 7.

Note 7 – Convertible debenture

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

The Company evaluated these convertible debenture for derivatives and determined that they do not qualify for derivative treatment. The Company then evaluated the debenture for beneficial conversion features and determined that some do contain beneficial conversion features. The aggregate intrinsic value of the beneficial conversion features was determined to be $852,418. This amount was recorded as a debt discount on April 15, 2015 that is being amortized over the life of the debenture at effective interest rate of 77%. Total debt discount amortization during the quarter ended March 31, 2016 was $33,788. (December 31, 2015 – 192,114)

	March 31, 2016	December 31, 2015

Convertible debenture	$1,040,503	$1,040,503
Convertible discount	(852,418)	(852,418)
Net convertible debenture	188,085	188,085
Interest accretion	225,902	192,114
Balance, as at March 31, 2016	$413,987	$380,199

Note 8 –Equity

Common shares

On April 19, 2015, the Company issued 3,550,000 common shares at $0.20 per share for total proceeds of $710,000.

Online Disruptive Technologies, Inc.
Notes to the Interim Consolidated Financial Statements
March 31, 2016
(Unaudited)

Note 8 –Equity (Continued)

Common shares (continued)

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

As at January 31, 2016, three shareholders of Savicell exercised their right to convert their shareholding in Savicell into common shares of the Company. Accordingly, the Company issued 1,756,619 common shares at $0.16 per share which equals to 80% of the share pricing of the financing completed on April 19, 2015. Total book value of the issued common shares is $281,059.

On February 28, 2016, one shareholder of Savicell exercised their right to convert their shareholding in Savicell into common shares of the Company. Accordingly, the Company issued 2,198,819 common shares at $0.16 per share which equals to 80% of the share pricing of the financing completed on April 19, 2015. Total book value of the issued common shares is $351,811.

On March 7, 2016, two shareholders of Savicell exercised their right to convert their shareholding in Savicell into common shares of the Company. Accordingly, the Company issued 318,742 common shares at $0.16 per share which equals to 80% of the share pricing of the financing completed on April 19, 2015. Total book value of the issued common shares is $50,999.

Online Disruptive Technologies, Inc.
Notes to the Interim Consolidated Financial Statements
March 31, 2016
(Unaudited)

Note 8 –Equity (Continued)

Common shares (continued)

For the year ended December 31, 2015, the Company recorded share issue cost of $15,000 for the shares issued.

As at March 31, 2016 the Company has 103,253,354 (December 31, 2015: 98,979,174) common shares issued and outstanding.

Preferred Shares

The Company has authorized 20,000,000 preferred shares at a par value of $0.001 per share. No preferred shares have been issued by the Company and accordingly none are outstanding.

Note 8 –Equity (Continued)

Stock Options

On May 28, 2013, the Company granted a total of 962,358 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. A quarter of the options will vest on each of the first four anniversaries of the date of initial grant. The options were valued based on the Black Scholes model. On June 22, 2015, 481,179 of these options were exercised at $0.01 per share for total proceeds of $4,812. For the quarter ended March 31, 2016, the Company recorded stock based compensation of $6,613 (December 31, 2015: $112,888) for such options.

On August 22, 2013, the Company granted a total of 800,000 stock options to a consultant. The stock options are exercisable at the exercise price of $0.01 per share. 480,000 of the options so granted will vest as to one quarter of such options at the end of each completed year that the consultant provides the services. The remaining 320,000 options will be fully vested when the consultant has completed the provision of a minimum of 600 blood samples of lung cancer and control patients during the 4 years from August 22, 2013. One twelfth of these options will vest upon each 50 blood samples having been delivered by the consultant to the Company. The options were valued based on the Black Scholes model. For the quarter ended March 31, 2016, the Company recorded stock based compensation of $9,086 (December 31, 2015: $72,453) for such options.

On November 11, 2013, the Company granted a total of 1,924,717 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. A quarter of the options will vest immediately and a quarter on each of the first three anniversaries of the date of initial grant. The options were valued based on the Black Scholes model. For the quarter ended March 31, 2016, the Company recorded stock based compensation of $7,557 (December 31, 2015: $154,271) for such options.

On January 1, 2014, the Company granted a total of 500,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. A quarter of the options will vest immediately and a quarter will vest at end of each completed year that the consultant provides the services. The options were valued based on the Black Scholes model. For the quarter ended March 31, 2016, the Company recorded stock based compensation of $2,624 (December 31, 2015: 52,865) for such options.

Online Disruptive Technologies, Inc.
Notes to the Interim Consolidated Financial Statements
March 31, 2016
(Unaudited)

Note 8 – Equity (Continued)

Stock Options (continued)

On May 4, 2014 the Company granted a total of 150,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. One third of the options will vest at end of each completed year that the consultant provides the services. The options were valued based on the Black Scholes model. For the quarter ended March 31, 2016, the Company recorded stock based compensation of $85 (December 31, 2015: $982) for such options.

On May 15, 2014 the Company granted a total of 150,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. 25,000 of the options will vest immediately. Furthermore, 75,000 and 50,000 of the options respectively will vest on the first and second anniversaries that the consultant provides the services. The options were valued based on the Black Scholes model. For the quarter ended March 31, 2016, the Company recorded stock based compensation of ($593) (December 31, 2015: $24,016) for such options. In addition on June 23, 2015, 100,000 of these options were exercised at $0.01 per share for total proceeds of $1,000.

On August 4, 2015 the Company granted a total of 150,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share. One third of the options will vest at end of each of June 21, 2016, June 21, 2017 and June 21, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the quarter ended March 31, 2016, the Company recorded stock based compensation of $3,306 (December 31, 2015: $5,413) for such options.

In August, 2015 the Company granted a total of 1,730,000 stock options to four advisors of the Company. The stock options are exercisable at an exercise price of $0.20 per share. One third of the options will vest at end of each completed year for which the consultant provides the services. The options were valued based on the Black Scholes model. For year quarter ended March 31 2016, the Company recorded stock based compensation of $29,820 (December 31, 2015: $53,701) for such options.

On September 1, 2015 the Company granted a total of 150,000 stock options to two employees. The stock options are exercisable at an exercise price of $0.20 per share. One third of the options will vest at the grant date of each of September 1, 2015, September 1, 2016 and September 1, 2017 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the quarter ended March 31, 2016, the Company recorded stock based compensation of $6,913 (December 31, 2015: 4,879) for such options.

On November 22, 2015 the Company granted a total of 50,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share. One third of the options will vest at the grant date of each of November 22, 2016, November 22, 2017 and November 22, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For year quarter ended March 31, 2016, the Company recorded stock based compensation of $1,166 (December 31, 2015: $500) for such options.

On December 1, 2015 the Company granted a total of 125,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share. One third of the options will vest at the grant date of each of December 1, 2016, December 1, 2017 and December 1, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the quarter ended March 31, 2016, the Company recorded stock based compensation of $2,965 (December 31, 2015: $978) for such options.

Online Disruptive Technologies, Inc.
Notes to the Interim Consolidated Financial Statements
March 31, 2016
(Unaudited)

Note 8 – Equity (Continued)

Stock Options (continued)

On December 6, 2015 the Company granted a total of 100,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share. One third of the options will vest at the grant date of each of December 6, 2016, December 6, 2017 and December 6, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For quarter ended March 31, 2016, the Company recorded stock based compensation of $2,431 (December 31, 2015: $677) for such options.

On February 15, 2016 the Company granted a total of 50,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share. One third of the options will vest on each of the first, second and third anniversaries of the date of grant provided employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For year quarter ended March 31, 2016, the Company recorded stock based compensation of $407 for such options.

On March 7, 2016 the Company granted a total of 75,000 stock options to two employees. The stock options are exercisable at an exercise price of $0.20 per share. One third of the options will vest on each of the first, second and third anniversaries of the date of grant provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For year quarter ended March 31, 2016, the Company recorded stock based compensation of $347 for such options.

The fair value of each option grant is calculated using the following assumptions:

	2016	2015

Expected life – years	3-7	3-7
Interest rate	0.73 – 2.22%	0.97 – 2.09%
Volatility	62.86-99.04%	62.86 – 94.97%
Dividend yield	--%	--%

Online Disruptive Technologies, Inc.
Notes to the Interim Consolidated Financial Statements
March 31, 2016
(Unaudited)

Note 8 – Equity (Continued)

Stock Options (continued)

		Weighted
		Average Exercise
	Number of Options	Price	Expire date
Balance, December 31, 2013	13,437,075	0.01
Granted, on January 1, 2014	500,000	0.01	January 1, 2019
Granted, on May 4, 2014	150,000	0.01	May 4, 2021
Granted, on May 15, 2014	150,000	0.01	May 15, 2019
Balance, December 31, 2014	14,237,075	$0.01
Exercised	(581,179)	0.01
Granted, on August 4, 2015	150,000	0.20	May 4, 2021
Granted, on August 7, 2015	1,610,000	0.20	August 7, 2022
Granted, on August 25, 2015	120,000	0.20	August 25, 2022
Granted, on September 1, 2015	150,000	0.20	September 1, 2022
Granted, November 22, 2015	50,000	0.20	November 22, 2022
Granted, December 1, 2015	125,000	0.20	December 1, 2022
Granted, December 6, 2015	100,000	0.20	December 6, 2022
Granted, February 15, 2016	50,000	0.20	February 15, 2023
Granted, March 7, 2016	75,000	0.20	March 7, 2023
Balance, March 31, 2016	16,085,896	$0.04

	Outstanding as at March 31, 2016			Exercisable as at March 31, 2016
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
Exercise	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Price	Options	Price	Life (years)	Options	Price	Life (years)

$0.01	9,750,000	$0.01	6.42	9,750,000	$0.01	6.42
0.01	481,179	0.01	2.16	-	-	-
0.01	800,000	0.01	2.39	480,001	0.01	2.39
0.01	1,924,717	0.01	4.62	1,443,538	0.01	4.62
0.01	500,000	0.01	2.76	333,334	0.01	2.76
0.01	150,000	0.01	5.10	50,000	0.01	5.10
0.01	50,000	0.01	3.12	-	-	-
0.20	150,000	0.20	5.10	-	-	-
0.20	120,000	0.20	6.41	-	-	-
0.20	1,610,000	0.20	6.36	-	-	-
0.20	150,000	0.20	6.42	50,000	0.20	6.42
0.20	50,000	0.20	6.65	-	-	-
0.20	125,000	0.20	6.67	-	-	-
0.20	100,000	0.20	6.69	-	-	-
0.20	50,000	0.20		-	-	-
0.20	75,000	0.20	6.94	-	-	-
	16,085,896	$0.04	5.73	12,106,872	$0.01	5.94

Online Disruptive Technologies, Inc.
Notes to the Interim Consolidated Financial Statements
March 31, 2016
(Unaudited)

Note 8 – Equity (Continued)

Stock Options (continued)

	Outstanding as at December 31, 2015			Exercisable as at December 31, 2015
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
Exercise	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Price	Options	Price	Life (years)	Options	Price	Life (years)

$0.01	9,750,000	$0.01	6.67	9,750,000	$0.01	6.67
0.01	481,179	0.01	2.41	-	-	-
0.01	800,000	0.01	2.64	453,334	0.01	2.64
0.01	1,924,717	0.01	4.87	1,443,538	0.01	4.87
0.01	500,000	0.01	3.01	333,334	0.01	3.01
0.01	150,000	0.01	5.35	50,000	0.01	5.35
0.01	50,000	0.01	3.37	-	-	-
0.20	150,000	0.20	5.35	-	-	-
0.20	120,000	0.20	6.65	-	-	-
0.20	1,610,000	0.20	6.61	-	-	-
0.20	150,000	0.20	6.67	50,000	0.20	6.67
0.20	50,000	0.20	6.90	-	-	-
0.20	125,000	0.20	6.92	-	-	-
0.20	100,000	0.20	6.94	-	-	-
	15,960,896	$0.04	5.97	12,080,205	$0.01	6.20

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

Online Disruptive Technologies, Inc.
Notes to the Interim Consolidated Financial Statements
March 31, 2016
(Unaudited)

Note 8 – Equity (Continued)

Non-Controlling Interests (continued)

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

During the quarter ended March 31, 2016, Savicell investors exchanged 402 Savicell shares for 4,274,180 of ODT common shares with ODT receiving the Savicell shares so exchanged. As at March 31, 2016, Savicell received $347,727 of the $532,084 balance owing as at December 31, 2015. Following these share issuances, the Company, the Warrant holder and the Savicell investors held underlying interests in the equity of Savicell of 80.17%, 12.42% and 7.41% respectively (December 31, 2015-77.00%, 12.6% and 10.4%) .

Savicell’s Common Shares

	Number	Amount
	of Shares
Balance, December 31, 2013	13,209	$2,454,192

Issued for cash pursuant to share subscriptions	183	310,977
Balance, December 31, 2014	13,392	2,765,169
Issued for cash pursuant to share subscriptions	730	1,241,171
Shares issued to settle inter-company debts	203	345,198
Share subscription receivable	313	(532,084)
Balance, December 31, 2015	14,325	$3,819,454
Shares issued to settle inter-company debts	205	348,500
Share subscription receivable	(205)	(348,500)
Balance, March 31, 2016	14,325	$3,819,454

As the exercise price inherent in the warrant certificate to purchase 1,765 common shares of Savicell is at nominal value, the warrant certificate is valued at the price of the subsequent equity issuance by Savicell ($1,698.97 per share) and the related common shares are considered to be issued and outstanding.

Online Disruptive Technologies, Inc.
Notes to the Interim Consolidated Financial Statements
March 31, 2016
(Unaudited)

Note 9 – Commitments and Guarantees

The Company did not become a guarantor to any parties as at March 31, 2016

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

4.

On July 20, 2015, the Company signed an operating lease agreement to lease offices for a period ending July 31, 2018 with an option to renew the lease for an additional period of 2 years. The monthly lease expense is $3,106 (NIS 12,121). Future minimum lease commitment under the operating lease agreement is approximately $89,966 (NIS 339,388). The Company pledged a bank deposit which is used as a bank guarantee at an amount of $13,254 (NIS 50,000) to secure its payments under the lease agreement.

Online Disruptive Technologies, Inc.
Notes to the Interim Consolidated Financial Statements
March 31, 2016
(Unaudited)

Note 9 – Commitments and Guarantees (continued)

The Minimum future payments for the above commitments are as follows:

	Consulting fee and
Year	Salaries	Office rent	Total
2016	$349,946	$28,917	$378,863
2017	311,063	38,557	349,620
2018	-	22,492	22,492
Total	$661,009	$89,966	$750,975

Note 10 - Geographic Information

The Company’s head office is located in the United States (“US”). The operations of the Company are primarily in two geographic areas: the US and Israel. A summary of geographical information for the Company’s long lived assets is as follows:

Quarter ended March 31, 2016	US	Israel	Total
Long-live assets	$-	$64,589	$64,589

Year ended December 31, 2015	US	Israel	Total
Long-live assets	$-	$58,321	$58,321

Note 11 – Subsequent Event

1.

As at April 21, 2016, pursuant to the Savicell conversion and participation rights agreement, three investors of Savicell have elected to exchange 108 shares of Savicell for common shares of the Company. The conversion resulted in an issuance of 1,143,741 common shares at a price per share of $0.16.

2.

On May 5, 2016, the Company granted options to purchase 150,000 shares of its common stock to a new consultant, pursuant to a consultant agreement. The exercise price of the options is $0.20 per share and may be exercised for ten years. The options vest as 30,000 options immediately and as to 40,000 options at the completion of each of three years of consulting services.

3.

On April 18, 2016, the Company issued 625,000 common shares at $0.20 per share for a total proceeds of $125,000, which was received by the Company on March 3, 2016. The share subscription obligation is reported on the balance sheet as at March 31, 2016.

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

Savicell technology is a high-throughput, in-vitro test for rapid quantitative measurement of the metabolic activity of the cell populations that the body deploys to diagnose disease.

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

The clinical results obtained show the capability to simply and rapidly diagnose cancer in a preliminary population of cancer patients in comparison to a control healthy group. We anticipate that future broad clinical trial studies involving larger populations of cancer patients with varying cancers should reveal the full potential of the existing developed strategy.

Many more tests are required in order to construct a meaningful and significant diagnostic classification. However, what is revealed to date is a major clear-cut shift of immune system metabolic activity pathways from oxidative phosphorylation to aerobic glycolysis between healthy patients and those with various cancer types.

Savicell has commenced clinical testing and has realized encouraging early reviews of its breast cancer readout albeit on a relatively small sample size. Specifically, we distinguished between lung cancer patients and healthy donors, and breast cancer patients and healthy donors, with high sensitivity and specificity in both cancers. In addition, we also were able to show that there is a metabolic profile difference between COPD donors and lung cancer donors, albeit on a relatively small sample size. We were able to show that there is a metabolic profile difference between other breast disease donors and breast cancer donors, albeit on a relatively small sample size.

Results of Operations

Revenues

We have not earned any revenue from operations since our inception and further losses are anticipated in the development of our business. We are currently in the development stage of our business and we can provide no assurances that we will generate revenue in the foreseeable future.

Expenses

For the three months ended March 31, 2016 and 2015, we incurred the following general and administrative expenses:

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)
	$	$
General and Administrative Expenses
Accounting Fees	7,500	6,000
Audit & Tax Fees	44,401	34,240
Bank Fees	128	149
Consulting Fees	106,664	152,131
Filing and Transfer Agent Fees	583	25
Legal Fees	9,439	13,089
Travel Expenses	3,431	3,483
Office and Miscellaneous Expense	28,977	1,431
Research and Development Expense and Payroll	176,696	122,549
Administrative Payroll Expense	5,329	-
Rent Expense	12,227	-
Insurance Expense	11,762	11,644
Stock-Based Compensation	72,727	670
Meals & Entertainment Expenses	112	219
	(479,976)	(345,630)

Our expenses increased by approximately 39% during the three months ended March 31, 2016 compared to the same period in 2015 primarily due to (a) continued increase in the scope of research and development; (b) a material increase in stock compensation expenses as we issued more stock options and incurred more vesting expense; and (c) increased office, rent and miscellaneous expenses.

Liquidity And Capital Resources

Working Capital

	March 31, 2016 $	December 31, 2015 $
Total Current Assets	1,005,843	1,231,668
Total Current Liabilities	192,969	126,791
Working Capital (Deficiency)	812,874	1,104,877

While our operations consumed more cash in the first quarter of 2016 versus the corresponding quarter in 2015, on a collective basis between our company and Savicell, we raised fewer dollars of new equity capital. Given that the equity raised in the first quarter of 2016 was less than the cash used in operations as well as investing activities, we experienced a decline in our working capital.

Recent Financings

On April 19, 2016, we sold an aggregate of 625,000 common shares of our company at a price of $0.20 per share for gross proceeds of $125,000. The total proceeds had been received as at March 31, 2016

Cash Flows

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
	$	$
Net Cash (Used in) Operating Activities	(340,269)	(153,644)
Net Cash Provided by Financing Activities	125,000	708,483
Net Cash Provided by (Used in) Investing Activities	(7,331)	(3,156)

Cash (Used in) Operating Activities

The increase in cash used in operating activities compared to the same period last year is due to an increase in recurring expenses as well as reduced reliance on payables to fund operations.

Cash Provided by Financing Activities

The decrease in cash provided by financing activities compared to the same period last year results from the equity financing completed by ourselves and Savicell during the first quarter of 2016 being less than that realized in the corresponding quarter of 2015.

Cash Used in Investing Activities

The increase in cash used in investing activities compared to the same period last year results from the increased purchase of assets used in the furtherance of Savicell’s research and development.

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

We estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Expense	Amount
Research and Development Expenses
R&D employee compensation	$725,000
R&D consultant fees	53,000
Regulatory and ancillary costs	52,000
Laboratory expenses and capital	275,000
Fees for intellectual property protection	16,000
Hospital samples and others	197,000
Total R&D Expense	1,318,000
General and Administration Expenses
Professional fees, filing and regulatory	192,000
Consulting fees	388,000
Insurance expense	47,000
Office, travel and others	33,000

Total General and Administration Expenses	660,000
Grand Total:	$1,978,000

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we may be forced to cease the operation of our business.

Going Concern

The interim financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at March 31, 2016, our company has an accumulated deficit of $8,468,042 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next 12 months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. This evaluation was implemented under the supervision and with the participation of our Chief Executive Officer.

Based on this evaluation, management concluded that, as of March 31, 2016, our disclosure controls and procedures are not sufficiently effective. The ineffectiveness of our disclosure controls and procedures was due to the existence of material weaknesses identified in our annual report on Form 10-K filed with the SEC on April 14, 2016. As we continue to grow we are adding additional personnel in key positions, including accounting, that will enable us to improve our overall control procedures.

Changes in Internal Control over Financial Reporting

During fiscal quarter ended March 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not generated any revenue from operations since our incorporation. We expect that our operating expenses will increase over the next 12 months as we continue to ramp-up the scope of our business operations. We estimate our average monthly expenses over the next 12 months to be approximately $164,800 ($1,978,000 for the ensuing year), which includes the sum of (a) ongoing research and development expenses; (b) general and administrative expenses; and (c) capital asset acquisitions in furtherance of our product development initiatives. On March 31, 2016, we had cash and cash equivalents of $982,116. As of March 31, 2016, we had total liabilities of $606,956. If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms.

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

Even if our product candidates receive regulatory approval they may still face future development and regulatory difficulties.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the three month period ended March 31, 2016, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	License and Research Funding Agreement dated July 25, 2012 between Ramot at Tel Aviv University Ltd. and Savicell Diagnostic Ltd. (portions of the exhibit has been omitted pursuant to a request for confidential treatment) (incorporated by reference to an exhibit to a current report on Form 8-K filed July 16, 2013)
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to an exhibit to a registration statement on Form S-1 filed on August 10, 2010)
3.2	Bylaws (incorporated by reference to an exhibit to a registration statement on Form S-1 filed on August 10, 2010)
(10)	Material Contracts
10.1	Loan Terms Agreement dated February 13, 2012 with Ori Ackerman (incorporated by reference to an exhibit to a current report on Form 8-K filed February 13, 2012)
10.2	Form of Subscription Agreement for Non-US Subscribers (incorporated by reference to an exhibit to a current report on Form 8-K filed May 24, 2012)
10.3	Form of Subscription Agreement for US Subscribers (incorporated by reference to an exhibit to a current report on Form 8-K filed May 24, 2012)
10.4	Form of Shares for Debt Agreement for Canadian Subscribers (incorporated by reference to an exhibit to a current report on Form 8-K filed July 18, 2012)
10.5	Form of Subscription Agreement for Non-US Subscribers (incorporated by reference to an exhibit to a current report on Form 8-K filed July 18, 2012)
10.6	Warrant Agreement dated July 25, 2012 between Savicell Diagnostic Ltd. and Ramot at Tel Aviv University Ltd. (incorporated by reference to an exhibit to a current report on Form 8-K filed August 19, 2013)
10.7	Employment Agreement with Giora Davidovits dated September 1, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K filed September 19, 2012)
10.8	Form of Conversion and Participation Rights Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 1, 2012)
10.9	Employment Agreement with Eyal Davidovits dated October 30, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K filed November 5, 2012)
10.10	Form of Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.11	Form of Offshore Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.12	Form of Canadian Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.13	Form of Debt Conversion Option Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed April 22, 2015)
10.14	Form of Private Placement Subscription Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed April 22, 2015)

Exhibit Number	Description
10.15	Form of Private Placement Subscription Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed June 2, 2015)
10.16	Shares for Debt Acknowledgement and Subscription Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed June 2, 2015)
10.17	Form of Private Placement Subscription Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed July 9, 2015)
10.18	Form of Board of Advisors Consulting Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed August 26, 2015)
10.19	Form of Stock Option Agreement (incorporated by reference to an exhibit to a current report on Form 8- K filed August 26, 2015)
(21)	Subsidiaries
21.1	Savicell Diagnostic Ltd. our approximately 75.88% subsidiary incorporated in Israel on April 23, 2012
21.2	Savicell Ltd.
(33)	Certification
31.1*	Section 302 of the Sarbanes-Oxley Act of 2002 of Giora Davidovits
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Giora Davidovits
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONLINE DISRUPTIVE TECHNOLOGIES, INC.

By
/s/ Gior a Davidovits
Giora Davidovits
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

May 20, 2016