Form 10-Q
period 2016-06-30
ONLINE DISRUPTIVE TECHNOLOGIES, INC.
filed 2016-08-19
CIK 1498380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
Yes [  ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of August 9, 2016, there were 109,527,096 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ONLINE DISRUPTIVE TECHNOLOGIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(U.S. DOLLARS)

Online Disruptive Technologies, Inc.
Consolidated Balance Sheets
(U.S. Dollars)
(Unaudited)

	June 30, 2016	December 31, 2015
	$	$
ASSETS

Current Assets
Cash	1,007,668	1,206,809
Prepaid expenses	1,686	2,651
VAT Receivable	29,442	22,208
Total Current Assets	1,038,796	1,231,668

Restricted cash (Note 8 (4))	13,001	12,814
Fixed Assets (Note 3)	66,369	58,321
Total Assets	1,118,166	1,302,803

LIABILITIES

Current Liabilities
Accounts Payable	110,410	54,674
Accrued Liabilities	125,774	72,117

Total Current Liabilities	236,184	126,791

Convertible debentures (Note 6)	453,718	380,199
Total Liabilities	689,902	506,990

EQUITY

Authorized: 20,000,000 Preferred Shares, par value $0.001 500,000,000 Common Shares, par value $0.001 Issued and outstanding: Nil Preferred Shares 108,637,721 Common Shares (December 31, 2015: 98,979,174 Common Shares)	108,638	98,979
Additional Paid-in Capital	9,442,192	8,700,219
Accumulated Other Comprehensive Loss	(92,647)	(88,720)
Deficit	(9,013,373)	(8,026,578)
Equity Attributable to Shareholders of the Company	444,810	683,900

Non-Controlling Interests	(16,546)	111,913
Total Equity	428,264	795,813

Total Liabilities and Equity	1,118,166	1,302,803

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months	Three months		Six months
	ended June 30,	ended June 30,	Six months	ended June
	2016	2015	ended June	30, 2015
		(Restated	30, 2016	(Restated
		Note11)		Note 11)
General and Administrative Expenses	$	$	$	$
Accounting Fees	7,500	7,250	15,000	13,250
Audit & Tax Fees	10,159	-	54,560	34,240
Bank Fees	114	334	242	483
Consulting Fees	77,280	172,707	183,944	324,838
Filing and Transfer Agent Fees	7,146	4,694	7,729	4,719
Legal Fees	15,563	16,838	25,002	29,927
Travel Expenses	3,263	3,898	6,694	7,381
Office and Miscellaneous Expense	1,725	1,211	30,702	2,642
Research and Development Expense	328,526	520,563	505,222	643,112

Marketing Expense	-	31,687	-	31,687
Payroll Expense	5,585	-	10,914	-
Rent Expense	14,690	-	26,917	-
Insurance Expense	29,825	27,062	41,588	38,706
Stock-Based Compensation	77,679	279,206	150,406	279,876
Meals & Entertainment Expenses	462	68	573	287
	(579,517)	(1,065,518)	(1,059,493)	(1,411,148)

Other Expense
Interest Accretion	(39,731)	(56,155)	(73,519)	(59,472)
Interest Expense	(63)	(1,203)	(128)	(1,989)
Foreign Currency Gain (Loss)	(10,264)	(65,909)	(5,886)	(51,711)
Net (Loss) for the period	(629,575)	(1,188,785)	(1,139,026)	(1,524,320)

Other Comprehensive Income
Currency translation adjustments	(15,478)	56,079	(3,927)	34,407
Comprehensive (Loss) for the period	(645,053)	(1,132,706)	(1,142,953)	(1,489,913)

Net (Loss) attributable to:
Common Stockholders	(545,331)	(997,473)	(986,795)	(1,298,564)
Non-Controlling Interests	(84,244)	(191,312)	(152,231)	(225,756)
	(629,575)	(1,188,785)	(1,139,026)	(1,524,320)
Net Comprehensive (Loss) Attributable to:
Common Stockholders	(558,741)	(956,861)	(990,196)	(1,273,646)
Non-Controlling Interests	(86,312)	(175,845)	(152,757)	(216,267)
	(645,053)	(1,132,706)	(1,142,953)	(1,489,913)

Basic and Diluted Net Loss per Common Share	(0.01)	(0.01)	(0.01)	(0.02)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	106,207,915	92,730,502	103,559,255	92,730,502

The accompanying notes are an integral part of these consolidated financial statement.

Online Disruptive Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

		Six months
		ended June 30,
	Six months ended	2015
	June 30, 2016	(Restated
		Note11)

Cash flow from Operating Activities	$	$
Net loss for the period	(1,139,026)	(1,524,320)
Adjustment for items not involving cash:
Stock-Based Compensation	150,406	279,876
Foreign exchange gain/loss	5,886	53,851
Depreciation – fixed assets	-	5,258
Interest expense	-	-
Interest accretion	73,519	59,472
Changes in non-cash working capital items:
Increase in VAT receivable	(6,910)	(89,428)
Decrease in prepaid expense	1,003	-
Increase in accounts payable and accrued liabilities	107,614	189,643
Net cash (used in) operating activities	(807,508)	(1,025,648)
Cash flow from financing activities
Share subscription received	625,000	1,800,812
Common shares issued by subsidiary	-	709,087
Net cash provided by financing activities	625,000	2,509,899
Cash flow used in investing activities
Cash utilized in purchase of assets	(7,198)	(36,458)
Net cash used in investing activities	(7,198)	(36,458)

Effects of exchange rate changes on cash and cash equivalents	(9,435)	(19,639)

Net (decrease) increase in cash	(199,141)	1,428,154
Cash, beginning of period	1,206,809	329,855
Cash, end of period	1,007,668	1,758,009
Supplementary Information
Interest Paid	-	-
Income Taxes Paid	-	-

The accompanying notes are an integral part of these consolidated financial statements

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2016
(Unaudited)

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

These consolidated financial statements have been prepared with the ongoing assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has positive working capital of $835,373 as at June 30, 2016 (December 31, 2015 – ($1,104,876)) and an accumulated deficit of $8,980,612. Furthermore, additional future losses are anticipated which raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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
June 30, 2016
(Unaudited)

Note 2 - Significant Accounting Policies

a)	Basis of Presentation

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) and are expressed in United Stated dollars, unless otherwise noted.

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

These interim consolidated financial statements include the accounts of the Company and its 82.02% (December 31, 2015-77.00%; June 30, 2015-72.42%) interest in Savicell. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

In the year ended 2013, Savicell’s functional currency was the U.S. dollar. During the year 2014, with the increased volume of transactions in the local currency, management reassessed Savicell’s functional currency to NIS based on the change in facts and effective as of January 1, 2014. Such change is still appropriate in year 2016.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2016
(Unaudited)

Note 2 - Significant Accounting Policies (Continued)

d)	Foreign Currency Translation (cont’d)

As a result of the functional currency change discussed above, a cumulative translation adjustment of $3,927 is included in accumulated other comprehensive income and will only be adjusted in the event of a full or partial disposition of the Company's investment in Savicell.

e)	Cash and Cash Equivalents

Cash consist entirely of readily available cash balances. There were no cash equivalents as of June 30, 2016 and December 31, 2015.

f)	Stock-based Compensation

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
June 30, 2016
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

Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Stock options are considered to be common stock equivalents and were not included in the net loss per share calculation for the quarters ended June 30, 2016 and 2015 because the inclusion of such underlying shares would have had an anti-dilutive effect.

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

As at June 30, 2016, the fair value of cash and restricted cash measured using Level 1 inputs.

The Company’s financial instruments are cash, restricted cash, accounts payable and accrued liabilities and convertible debentures. The recorded values of cash and accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The Company believes the recorded values of convertible debentures, net of the discount, approximate the fair value as the interest rate (stated or effective) approximates market rates for similar types of instruments.

k)	Research and Development Costs

All research and development costs are charged to expense as incurred. Currently, the expenses relate to the operation of the Company’s laboratory facilities in Haifa, Israel. Previously, the costs consisted primarily of outflows related to the License and Research Funding Agreement entered by the Company’s subsidiary with Ramot at Tel Aviv University (See Note 4).

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2016
(Unaudited)

Note 2 - Significant Accounting Policies (Continued)

l)	Fixed Assets

Property and Equipment are recorded at cost and are depreciated over their estimated useful life of 3-15 years on a straight line basis.

m)	Convertible debentures

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

o)	Recently Adopted Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The standard provides guidance that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service condition is a performance condition. As a result, the target is not reflected in the estimation of the award's grant date fair value. Share-based compensation cost for such award would be recognized over the required service period, if it is probable that the performance condition will be achieved. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The guidance should be applied on a prospective basis to awards that are granted or modified on or after the effective date of the standard. The Company adopted ASU 2014-09 on January 1, 2016 and the adoption of this pronouncement did not have a material effect on the Company's interim consolidated financial position or results of operations.

In January 2015, the FASB issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates the concept of extraordinary items. Under this new guidance, entities will no longer be required to separately classify, present and disclose extraordinary events and transactions. The amendments in this update are effective for annual and interim periods beginning after December 15, 2015. The Company adopted ASU 2015-01 on January 1, 2016 and the adoption of this pronouncement did not have a material effect on the Company's interim consolidated financial position or results of operations.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2016
(Unaudited)

Note 2 - Significant Accounting Policies (Continued)

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis"("ASU 2015-02"). ASU 2015-02 makes several modifications to the consolidation guidance for variable interest entities ("VIEs") and general partners' investments in limited partnerships, as well as modifications to the evaluation of whether limited partnerships are VIEs or voting interest entities. It is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted ASU 2015-02 on January 1, 2016 and the adoption of this pronouncement did not have a material effect on the Company's interim consolidated financial position or results of operations.

In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). In August 2015, FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-03 will require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the debt. ASU 2015-15 allows an entity to present debt issuance costs associated with a revolving line of credit arrangement as an asset, regardless of whether a balance is outstanding. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03 or ASU 2015-15. These ASU’s are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted. ASU 2015-03 will require the Company to reclassify its deferred financing costs associated with its long-term debt from other assets to long-term debt on a retrospective basis. The new standard will not affect the Company’s results of operations or cash flows. The Company adopted ASU 2015-15 on January 1, 2016 and the adoption of this pronouncement did not have a material effect on the Company's interim consolidated financial position or results of operations.

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
June 30, 2016
(Unaudited)

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

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). This accounting standard supersedes all existing US GAAP revenue recognition guidance. Under ASU 2014-09, a company will recognize revenue when it transfers the control of promised goods or services to customers in an amount that reflects the consideration which the company expects to collect in exchange for those goods or services. ASU 2014-09 will require additional disclosures in the notes to the consolidated financial statements and is effective for annual and interim reporting periods beginning after December 15, 2017. The Company is evaluating the impact of ASU 2014-09 and an estimate of the impact to the consolidated financial statements cannot be made at this time.

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2016
(Unaudited)

Note 3 – Property, Plant and Equipment

As of June 30, 2016, the fixed assets balance on the financial statement consist of the following:

	Cost	Accumulated	Net Book Value
		Amortization
Furniture and Fixtures	$1,833	$-	$1,833
Computer Equipment	24,504	3,769	20,735
Lab Equipment	45,448	2,429	43,019
Foreign Exchange Movement	866	84	782
Total as of June 30, 2016	$72,651	$6,282	$66,369

Computer Equipment	$19,139	$3,769	$15,370
Lab Equipment	45,448	2,429	43,019
Foreign Exchange Movement	(74)	(6)	(68)
Total as of December 31, 2015	$64,513	$6,192	$58,321

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2016
(Unaudited)

Note 4 – License and Research Funding Agreement (Continued)

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

During the six months ended June 30, 2016, Savicell incurred research and development costs of $505,222 (2015 -$643,112) which were included in the consolidated statements of operations and comprehensive loss.

Note 5– Related Party Transactions

The Company completed the following related party transactions:

During the six months ended June 30, 2016, the Company incurred consulting fees and salaries of $288,204 payable to its directors and officers as well as a company controlled by a former director/officer.

As at June 30, 2016, included in accounts payable and accrued liabilities are amounts of $16,200 (December 31, 2015 - Nil) that was payable to a company controlled by a former director/officer of the Company and $53,298 (December 31, 2015-$16,325) that was payable to current officers or directors of the Company.

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2016
(Unaudited)

Note 5– Related Party Transactions (Continued)

A summary of the Term Loan is as follows:

	March 31, 2016	December 31, 2015

Term loan – face value	$-	$74,062
Settlement of debt	-	(74,062)
Balance as at	$-	$-

Note 6 – Convertible debentures

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

The Company evaluated these convertible debenture for derivatives and determined that they do not qualify for derivative treatment. The Company then evaluated the debenture for beneficial conversion features and determined that some do contain beneficial conversion features. The aggregate intrinsic value of the beneficial conversion features was determined to be $852,418. This amount was recorded as a debt discount on April 15, 2015 that is being amortized over the life of the debenture at effective interest rate of 77%. Total debt discount amortization during the quarter ended June 30, 2016 was $73,519. (June 30, 2015 – $56,156)

	June 30, 2016	December 31, 2015

Convertible debentures	$1,040,503	$1,040,503
Convertible discount	(852,418)	(852,418)
Net convertible debentures	188,085	188,085
Interest accretion	265,633	192,114
Balance, as at June 30, 2016	$453,718	380,199

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2016
(Unaudited)

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2016
(Unaudited)

Note 7 –Equity (Continued)

Common shares (continued)

On March 31, 2016, one shareholder of Savicell exercised their right to convert their shareholding in Savicell into common shares of the Company. Accordingly, the Company issued 318,742 common shares at $0.16 per share which equals to 80% of the share pricing of the financing completed on April 19, 2015. Total book value of the issued common shares is $50,999.

On April 18, 2016, the Company issued 625,000 common shares at $0.20 per share for total proceeds of $125,000.

On April 21, 2016, two shareholders of Savicell exercised their right to convert their shareholding in Savicell into common shares of the Company. Accordingly, the Company issued 824,992 common shares at $0.16 per share which equals to 80% of the share pricing of the financing completed on April 19, 2015. Total book value of the issued common shares is $131,999.

On April 22, 2016, one shareholder of Savicell exercised their right to convert their shareholding in Savicell into common shares of the Company. Accordingly, the Company issued 318,749 common shares at $0.16 per share which equals to 80% of the share pricing of the financing completed on April 19, 2015. Total book value of the issued common shares is $50,999.

On June 6, 2016, eight shareholders of Savicell exercised their right to convert their shareholding in Savicell into common shares of the Company. Accordingly, the Company issued 1,115,625 common shares at $0.16 per share which equals to 80% of the share pricing of the financing completed on April 19, 2015. Total book value of the issued common shares is $178,500.

On June 14, 2016, the Company issued 2,500,000 common shares at $0.20 per share for total proceeds of $500,000.

For the year ended December 31, 2015, the Company recorded share issue cost of $15,000 for the shares issued.

As at June 30, 2016 the Company has 108,637,721 common shares issued and outstanding.

Preferred Shares

The Company has authorized 20,000,000 preferred shares at a par value of $0.001 per share. No preferred shares have been issued by the Company and accordingly none are outstanding.

On May 28, 2013, the Company granted a total of 962,358 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. A quarter of the options will vest on each of the first four anniversaries of the date of initial grant. The options were valued based on the Black Scholes model. On June 22, 2015, 481,179 of these options were exercised at $0.01 per share for total proceeds of $4,812. For the six months ended June 30, 2016, the Company recorded stock based compensation of $11,873 (June 30, 2015: $99,501) for such options.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2016
(Unaudited)

Note 7 –Equity (Continued)

Stock Options (Continued)

On August 22, 2013, the Company granted a total of 800,000 stock options to a consultant. The stock options are exercisable at the exercise price of $0.01 per share. 480,000 of the options so granted will vest as to one quarter of such options at the end of each completed year that the consultant provides the services. The remaining 320,000 options will be fully vested when the consultant has completed the provision of a minimum of 600 blood samples of lung cancer and control patients during the 4 years from August 22, 2013. One twelfth of these options will vest upon each 50 blood samples having been delivered by the consultant to the Company. The options were valued based on the Black Scholes model. For the six months ended June 30, 2016, the Company recorded stock based compensation of $22,221 (June 30, 2015: $10,476) for such options.

On November 11, 2013, the Company granted a total of 1,924,717 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. A quarter of the options will vest immediately and a quarter on each of the first three anniversaries of the date of initial grant. The options were valued based on the Black Scholes model. For the six months ended June 30, 2016, the Company recorded stock based compensation of $15,218 (June 30, 2015: $121,987) for such options.

On January 1, 2014, the Company granted a total of 500,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. A quarter of the options will vest immediately and a quarter will vest at end of each completed year that the consultant provides the services.

The options were valued based on the Black Scholes model. For the six months ended June 30, 2016, the Company recorded stock based compensation of $5,275 (June 30, 2015: $nil) for such options.

On May 4, 2014 the Company granted a total of 150,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. One third of the options will vest at end of each completed year that the consultant provides the services. The options were valued based on the Black Scholes model. For the six months ended June 30, 2016, the Company recorded stock based compensation of $84 (June 30, 2015: $nil) for such options.

On May 15, 2014 the Company granted a total of 150,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. 25,000 of the options will vest immediately. Furthermore, 75,000 and 50,000 of the options respectively will vest on the first and second anniversaries that the consultant provides the services. The options were valued based on the Black Scholes model. For the six months ended June 30, 2016, the Company recorded stock based compensation of $nil (June 30, 2015: $14,325) for such options. In addition on June 23, 2015, 100,000 of these options were exercised at $0.01 per share for total proceeds of $1,000.

On August 4, 2015 the Company granted a total of 150,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share. One third of the options will vest at end of each of June 21, 2016, June 21, 2017 and June 21, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the six months ended June 30, 2016, the Company recorded stock based compensation of $5,396 for such options.

In August, 2015 the Company granted a total of 1,730,000 stock options to four advisors of the Company. The stock options are exercisable at an exercise price of $0.20 per share. One third of the options will vest at end of each completed year for which the consultant provides the services. The options were valued based on the Black Scholes model. For year six months ended June 30, 2016, the Company recorded stock based compensation of $62,745 for such options.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2016
(Unaudited)

Note 7 – Equity (Continued)

Stock Options (continued)

On September 1, 2015 the Company granted a total of 150,000 stock options to two employees. The stock options are exercisable at an exercise price of $0.20 per share. One third of the options will vest at the grant date of each of September 1, 2015, September 1, 2016 and September 1, 2017 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the six months ended June 30, 2016, the Company recorded stock based compensation of $9,627 for such options.

On November 22, 2015 the Company granted a total of 50,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share. One third of the options will vest at the grant date of each of November 22, 2016, November 22, 2017 and November 22, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the six months ended June 30, 2016, the Company recorded stock based compensation of $2,095 for such options.

On December 1, 2015 the Company granted a total of 125,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share. One third of the options will vest at the grant date of each of December 1, 2016, December 1, 2017 and December 1, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the six months ended June 30, 2016, the Company recorded stock based compensation of $4,868 for such options.

On December 6, 2015 the Company granted a total of 100,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share. One third of the options will vest at the grant date of each of December 6, 2016, December 6, 2017 and December 6, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the six months ended June 30, 2016, the Company recorded stock based compensation of $4,270 for such options.

On February 15, 2016 the Company granted a total of 50,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share. One third of the options will vest on each of the first, second and third anniversaries of the date of grant provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the six months ended June 30, 2016, the Company recorded stock based compensation of $1,031 for such options.

On March 7, 2016 the Company granted a total of 75,000 stock options to two employees. The stock options are exercisable at an exercise price of $0.20 per share. One third of the options will vest on each of the first, second and third anniversaries of the date of grant provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the six months ended June 30, 2016, the Company recorded stock based compensation of $1,271 for such options.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2016
(Unaudited)

Note 7 – Equity (Continued)

Stock Options (continued)

On May 5, 2016 the Company granted a total of 150,000 stock options to a employee. The stock options are exercisable at an exercise price of $0.20 per share. One third of the options will vest on each of the first, second and third anniversaries of the date of grant provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the six months ended June 30, 2016, the Company recorded stock based compensation of $2,423 for such options.

On June 6, 2016 the Company granted a total of 800,000 stock options to a consultant. The stock options are exercisable at the exercise price of $0.20 per share. 480,000 of the options so granted will vest as to one quarter of such options at the end of each completed year that the consultant provides the services.

The remaining 320,000 options will be fully vested when the consultant has completed the provision of a minimum of 600 blood samples of lung cancer and control patients during the 4 years following June 6, 2016. One twelfth of these options will vest upon each 50 blood samples having been delivered by the consultant to the Company. The options were valued based on the Black Scholes model. For the six months ended June 30, 2016, the Company recorded stock based compensation of $2,009 for such options.

The fair value of each option grant is calculated using the following assumptions:

	2016	2015

Expected life – years	3-10	3-7
Interest rate	0.73 – 2.22%	0.97 – 2.09%
Volatility	65.99-99.04%	62.86 – 94.97%
Dividend yield	--%	--%

	Number of Options	Weighted	Expire date
		Average Exercise
		Price
Balance, December 31, 2014	14,237,075	$0.01
Exercised	(581,179)	0.01
Granted, on August 4, 2015	150,000	0.20	May 4, 202
Granted, on August 7, 2015	1,610,000	0.20	August 7, 2022
Granted, on August 25,	120,000	0.20	August 25, 2022
Granted, on September 1, 2015	150,000	0.20	September 1, 2022
Granted, November 22, 2015	50,000	0.20	November 22, 2022
Granted, December 1, 2015	125,00	0.20	December 1, 202
Granted, December 6, 2015	100,00	0.20	December 6, 202
Balance, December 31, 2015	15,960,89	$0.04
Granted, February 15, 2016	50,000	0.20	February 15, 2023
Granted, March 7, 2016	75,000	0.20	March 7, 2023
Granted, May 5, 2016	150,000	0.20	May 5, 2026
Granted, June 6, 2016	800,000	0.20	June 6, 2021
Balance, June 30, 2016	17,035,896	$0.05

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2016
(Unaudited)

Note 7 – Equity (Continued)

Stock Options (continued)

	Outstanding as at June 30, 2016			Exercisable as at June 30, 2016
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
Exercise	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Price	Options	Price	Life (years)	Options	Price	Life (years)

$ 0.01	9,750,000	$0.01	6.18	9,750,000	$0.01	6.18
0.01	481,179	0.01	1.91	240,589	-	-
0.01	800,000	0.01	2.15	480,001	0.01	2.15
0.01	1,924,717	0.01	4.37	1,443,538	0.01	4.37
0.01	500,000	0.01	2.51	333,334	0.01	2.51
0.01	150,000	0.01	4.85	100,000	0.01	4.85
0.01	50,000	0.01	2.87	50,000	0.01	2.87
0.20	150,000	0.20	4.85	50,000	0.20	4.85
0.20	120,000	0.20	6.16	-	-	-
0.20	1,610,000	0.20	6.11	-	-	-
0.20	150,000	0.20	6.18	25,000	0.20	6.18
0.20	50,000	0.20	6.40	-	-	-
0.20	125,000	0.20	6.42	-	-	-
0.20	100,000	0.20	6.44	-	-	-
0.20	50,000	0.20	6.63	-	-	-
0.20	75,000	0.20	6.69	-	-	-
0.20	150,000	0.20	9.85	30,000	0.20	9.85
0.20	800,000	0.20	4.94	-	-	-
	17,035,896	$0.05	5.49	12,502,461	$0.01	5.61

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2016
(Unaudited)

Note 7 – Equity (Continued)

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
June 30, 2016
(Unaudited)

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

During the six months ended June 30, 2016, Savicell investors exchanged 615 Savicell shares for 6,533,545 of ODT common shares with ODT receiving the Savicell shares so exchanged. As at June 30, 2016, Savicell received $825,406 from ODT and issued 485 shares to ODT in return. Following these share issuances, the Company, the Warrant holder and the Savicell investors held underlying interests in the equity of Savicell of 82.02%, 12.18% and 5.80%, respectively (December 31, 2015-77%, 12.6% and 10.4%) .

Savicell’s Common Shares

	Number	Amount
	of Shares
Balance, December 31, 2013	13,209	$2,454,192

Issued for cash pursuant to share subscriptions	183	310,977
Balance, December 31, 2014	13,392	2,765,169
Issued for cash pursuant to share subscriptions	730	1,241,171
Shares issued to settle inter-company debts	203	345,198
Share subscription receivable	(313)	(532,084)
Balance, December 31, 2015	14,012	$3,819,454
Shares issued to settle inter-company debts	592	1,006,376
Share subscription receivable	(107)	(180,970)
Balance, June 30, 2016
	14,497	4,645,460

As the exercise price inherent in the warrant certificate to purchase 1,765 common shares of Savicell is at nominal value, the warrant certificate is valued at the price of the subsequent equity issuance by Savicell ($1,698.97 per share) and the related common shares are considered to be issued and outstanding.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2016
(Unaudited)

Note 8 – Commitments and Guarantees

The Company did not become a guarantor to any parties as at June 30, 2016

1.	On September 11, 2012, ODT signed an employment agreement with Giora Davidovits, its new chief executive officer and President, which agreement entailed an effective date of September 1, 2012. In return for acting as its chief executive officer, the Company will provide Mr. Davidovits an annual salary of $250,000 together with other benefits and the potential for additional bonuses as declared from time to time by the Company’s board of directors. The agreement is effective until August 31, 2017 unless terminated early in accordance with the termination provisions contained within the employment agreement and subject to agreed severance amounts. In connection with the execution of the employment agreement, the Company issued to Giora Davidovits options to purchase 3,750,000 common shares at a price per share of $0.01. The options are exercisable for 10 years. Mr. Davidovits is eligible for subsequent option grants at the discretion of the board of directors.

2.	On October 30, 2012, ODT and Savicell signed an employment agreement with Eyal Davidovits, its new chief operating officer, which agreement entailed an effective date of September 1, 2012. In return for acting as its chief operating officer, the Company will provide Mr. Davidovits an annual salary of $112,324 (NIS 432,000), together with other fringe benefits including those related to the use of an automobile, health insurance, contributions to government run retirement programs and the potential for additional bonuses as declared from time to time by the Company’s board of directors. The agreement is effective until August 31, 2017 unless terminated early in accordance with the termination provisions contained within the employment agreement and subject to agreed severance amounts. In connection with the execution of the employment agreement, the Company issued to Eyal Davidovits options to purchase 2,750,000 common shares at a price per share of $0.01. The options are exercisable for 10 years. Mr. Davidovits is eligible for subsequent option grants at the discretion of the board of directors.

3.	On November 8, 2012, ODT and Savicell signed an employment agreement with Dr. Irit Arbel, its new vice president, research and development, which agreement entailed an effective date of September 1, 2012. In return for acting as its new vice president, research and development officer, the Company will provide Dr. Arbel an annual salary of $106,084 (NIS 408,000) together with other fringe benefits, health insurance, contributions to government run retirement programs and the potential for additional bonuses as declared from time to time by the Company’s board of directors. The agreement is effective until August 31, 2017 unless terminated early in accordance with the termination provisions contained within the employment agreement and subject to agreed severance amounts. In connection with the execution of the employment agreement, the Company issued to Irit Arbel options to purchase 2,000,000 common shares at a price per share of $0.01.

The options are exercisable for 10 years. Dr. Arbel is eligible for subsequent option grants at the discretion of the board of directors.

4.	On July 20, 2015, the Company signed an operating lease agreement to lease offices for a period ending July 31, 2018 with an option to renew the lease for an additional period of 2 years. The monthly lease expense is $3,152 (NIS 12,121). Future minimum lease commitment under the operating lease agreement is approximately $89,966 (NIS 339,388). The Company pledged a bank deposit which is used as a bank guarantee at an amount of $13,254 (NIS 50,000) to secure its payments under the lease agreement.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2016
(Unaudited)

Note 8 – Commitments and Guarantees (continued)

The Minimum future payments for the above commitments are as follows:

	Consulting fee and
Year	Salaries	Office rent	Total
2016	$468,408	$37,824	$506,232
2017	312,272	37,824	350,096
2018	-	22,064	22,064
Total	$780,680	$97,712	$878,392

Note 9 - Geographic Information

The Company’s head office is located in the United States (“US”). The operations of the Company are primarily in two geographic areas: the US and Israel. A summary of geographical information for the Company’s long lived assets is as follows:

Six month ended June 30, 2016	US	Israel	Total
Long-live assets	$-	$66,369	$66,369

Year ended December 31, 2015	US	Israel	Total
Long-live assets	$-	$58,321	$58,321

Note 10 – Subsequent Events

1.	On July 5, 2016, stock options previously granted by the Company were exercised resulting in the issuance of 50,000 commons shares at $0.01 per share for total proceeds of $500.

2.	On July 5, 2016, pursuant to the Savicell conversion and participation rights agreement, one investor of Savicell elected to exchange 79 shares of Savicell for common shares of the Company. The conversion resulted in an issuance of 839,375 common shares at a price per share of $0.16.

Note 11- Restatement

Subsequent to the issuance of certain previously issued financial statements, we determined that there were errors in those financial statements related to the incorrect accounting treatment of convertible debentures which has overstated liabilities, additional paid-in capital and expenses . The effect of the error was material to the financial statements for each of the fiscal quarters ended June 30, 2015 and September 30, 2015 so those quarters will be restated for the effects of the error correction.

We have changed our previously issued (i) consolidated balance sheet at June 30, 2015 and September 30, 2015, (ii) consolidated statement of operations and comprehensive income and consolidated statement of cash flows for the periods ended June 30, 2015 and September 30, 2015, and (iii) unaudited financial information for the quarters within fiscal year 2015. We are restating our previously issued unaudited financial information for the fiscal quarters ended June 30, 2015 and September 30, 2015. The following tables summarize the impact of the error correction on our consolidated financial statements, each as compared with the amounts presented in previously issued financial statements.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2016
(Unaudited)

The following tables summarize the as previously reported balances, adjustments, and corrected and restated balances on our consolidated balance sheets by financial statement line item:

		As at June 30, 2015
		(Unaudited)
	As Reported	Adjustment	As Restated
	$	$	$
Total Assets	1,910,811		1,910,811

Convertible debenture (Note 6)	1,257,522	(1,201,366)	56,156
Total Liabilities	1,496,543	(1,201,366)	295,177

Additional Paid-in Capital	8,360,774	(1,394,865)	6,965,909
(Deficit) Accumulated During the Development Stage	(10,005,458)	2,596,231	(7,409,227)
Equity Attributable to Shareholders of the Company	252,669	1,201,366	1,454,035
Total Equity	479,484	1,201,366	1,680,850
Total Liabilities and Equity	1,910,811		1,910,811

		As at September 30, 2015
		(Unaudited)
	As Reported	Adjustment	As Restated
	$	$	$
Total Assets	1,586,164	-	1,586,164

Convertible debenture (Note 6)	1,304,573	(1,180,438)	124,135
Total Liabilities	1,496,543	(1,180,438)	316,105

Additional Paid-in Capital	10,499,854	(1,394,865)	9,104,989
(Deficit) Accumulated During the Development Stage	(10,413,168)	2,575,303	(7,837,865)
Equity Attributable to Shareholders of the Company	81,505	1,180,438	1,261,943
Total Equity	89,621	1,180,438	1,270,059
Total Liabilities and Equity	1,586,164	-	1,586,164

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2016
(Unaudited)

The following tables summarize the as previously reported balances, adjustments and corrected and restated balances on our consolidated statements of operations and comprehensive income by financial statement line item for the periods ended:

		Three months ended June 30, 2015
		(Unaudited)
	As Reported	Adjustment	As Restated
General and Administrative Expenses	$
Stock-Based Compensation	2,901,171	(2,621,965)	279,206
Other Expense
Interest Expense	(31,624)	(25,734)	(57,358)
Net (Loss) for the period	(3,785,016)	2,596,231	(1,188,785)
Comprehensive Income (Loss) for the period	(3,728,937)	2,596,231	(1,132,706)

Net (Loss) attributable to:
Common Stockholders	(2,783,652)	1,786,179	(997,473)
Non-Controlling Interests	(1,001,364)	810,052	(191,312)
	(3,785,016)	2,596,231	(1,188,785)
Net Comprehensive Income (Loss) Attributable to:
Common Stockholders	(2,742,409)	1,785,548	(956,861)
Non-Controlling Interests	(986,528)	810,683	(175,845)
	(3,728,937)	2,596,231	(1,132,706)

Basic and Diluted Net Loss per Common Share	(0.04)		(0.01)

		Six months ended June 30, 2015
		(Unaudited)
	As Reported	Adjustment	As Restated
General and Administrative Expenses	$
Stock-Based Compensation	2,901,842	(2,621,966)	279,876
Other Expense
Interest Expense	(35,726)	(25,735)	(61,461)
Net (Loss) for the period	(4,120,551)	2,596,231	(1,524,320)
Comprehensive Income (Loss) for the period	(4,086,144)	2,596,231	(1,489,913)

Net (Loss) attributable to:
Common Stockholders	(3,030,418)	1,731,854	(1,298,564)
Non-Controlling Interests	(1,090,133)	864,377	(225,756)
	(4,120,551)	2,596,231	(1,524,320)
Net Comprehensive Income (Loss) Attributable to:
Common Stockholders	(3,005,113)	1,731,467	(1,273,646)
Non-Controlling Interests	(1,081,031)	864,764	(216,267)
	(4,086,144)	2,596,231	(1,489,913)

Basic and Diluted Net Loss per Common Share	(0.05)	-	(0.02)

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2016
(Unaudited)

	Three months ended September 30, 2015
		(Unaudited)
	As Reported	Adjustment	As Restated
Other Expense
Interest Expense	(47,565)	(20,928)	(68,493)
Net (Loss) for the period	(407,709)	(20,928)	(428,637)
Comprehensive Income (Loss) for the period	(434,290)	(20,928)	(455,218)

Net (Loss) attributable to:
Common Stockholders	(312,891)	(76,716)	(389,607)
Non-Controlling Interests	(94,818)	55,788	(39,030)
	(407,709)	(20,928)	(428,637)
Net Comprehensive Income (Loss) Attributable to:
Common Stockholders	(332,786)	(76,716)	(409,502)
Non-Controlling Interests	(101,504)	55,788	(45,716)
	(434,290)	(20,928)	(455,218)

Basic and Diluted Net Loss per Common Share	(0.05)		(0.01)

	Nine months ended September 30, 2015
		(Unaudited)
	As Reported	Adjustment	As Restated
General and Administrative Expenses	$
Stock-Based Compensation	2,946,268	(2,621,966)	324,302
Other Expense
Interest Expense	(83,292)	(46,663)	(129,955)
Net (Loss) for the period	(4,528,261)	2,575,303	(1,952,958)
Comprehensive Income (Loss) for the period	(4,520,433)	2,575,303	(1,945,130)

Net (Loss) attributable to:
Common Stockholders	(3,397,021)	1,693,051	(1,703,970)
Non-Controlling Interests	(1,131,240)	882,252	(248,988)
	(4,528,261)	2,575,303	(1,952,958)
Net Comprehensive Income (Loss) Attributable to:
Common Stockholders	(3,391,161)	1,693,051	(1,698,110)
Non-Controlling Interests	(1,129,272)	882,252	(247,020)
	(4,520,433)	2,575,303	(1,945,130)

Basic and Diluted Net Loss per Common Share	(0.05)		(0.02)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Subsequent to the issuance of the financial statements for the quarters ended June 30, 2015 and September 30, 2015, we determined that there were errors in those financial statements related to the incorrect accounting treatment of convertible debentures which has overstated liabilities, additional paid-in capital and expenses. The effect of the errors was material to the financial statements for each of the fiscal quarters ended June 30, 2015 and September 30, 2015 so those quarters have been restated for the effects of the error correction. The details of such restatement and the accounting effects stemming therefrom have been detailed in Note 11 to the financials statements for the period ended June 30, 2016. Given that the restatement relates to the treatment of convertible debentures and the corresponding calculation of stock compensation expense resulting from granting to certain management personnel with a conversion option in respect to receivable balances owing to them by our company, there was no cash effect to the restatements. Moreover, the aggregate asset balance is unaffected by such change.

Revenues

We have not earned any revenue from operations since our inception and further losses are anticipated in the development of our business. We are currently in the development stage of our business and we can provide no assurances that we will generate revenue in the foreseeable future.

Expenses

For the three and six months ended June 30, 2016 and 2015, we incurred the following general and administrative expenses:

Three months ended Three months ended Six months ended Six months ended

	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
General and Administrative Expenses
Accounting Fees	7,500	7,250	15,000	13,250
Audit & Tax Fees	10,159	-	54,560	34,240
Bank Fees	114	334	242	483
Consulting Fees	77,280	172,707	183,944	324,838
Filing and Transfer Agent Fees	7,146	4,694	7,729	4,719
Legal Fees	15,562	16,838	25,002	29,927
Travel Expenses	3,263	3,898	6,694	7,381
Office and Miscellaneous Expense	1,725	1,211	30,702	2,642
Research and Development Expense	328,526	520,563	505,222	643,112
Marketing Expense	-	31,687	-	31,687
Payroll Expense	5,585	-	10,914	-
Rent Expense	14,690	-	26,917	-
Insurance Expense	29,825	27,062	41,588	38,706
Stock-Based Compensation	77,679	279,206	150,406	279,876
Meals & Entertainment Expenses	462	68	573	287
	(579,517)	(1,065,518)	(1,059,493)	(1,411,148)

Our expenses decreased by approximately 25% during the six months ended June 30, 2016 compared to the same period in 2015 primarily due to a material decrease in stock compensation expense, a non-cash expense item.

The research and development expenses recognized in the six months ended June 30, 2016 is less than that of the corresponding period of 2015 due to the fact that during the 2015 period the final contractual payment was made to Ramot and was expensed at the time of disbursement. Excluding the effects of this payment to Ramot, the level of research and development activity and expense has actually increased from 2015 to 2016. In addition, we realized increases in rent expense and office and miscellaneous expenses that result from the opening of Savicell’s new laboratory facility in Haifa, Israel.

While the consulting expense decreased during the period of comparison, that is because for certain individuals, their compensation was previously classified as consulting expense whereas they are currently included in the research and development expense, the area in which their efforts are dedicated.

Liquidity And Capital Resources

Working Capital

	June 30, 2016 $	December 31, 2015 $
Total Current Assets	1,038,796	1,231,668
Total Current Liabilities	236,184	126,791
Working Capital (Deficiency)	802,612	1,104,877

Our operations consumed less cash in the first six months of 2016 versus the corresponding period in 2015. However, on a collective basis between our company and Savicell, we raised fewer dollars of new equity capital. Given that the equity raised in the first six months of 2016 was less than the cash used in operations as well as investing activities, we experienced a decline in our working capital.

Recent Financings

On April 18, 2016 we sold 625,000 shares of our common stock at a price of $0.20 per share for gross proceeds of $125,000.

On June 14, 2016, we sold 2,500,000 shares of our common stock at a price of US$0.20 per share for gross proceeds of US$500,000.

Conversions into Common Stock

On October 30, 2012, we announced the entry into a conversion and participation rights agreement with investors who have purchased ordinary shares of our subsidiary, Savicell Diagnostic Ltd. (as detailed in our current report on Form 8-K filed with the SEC on November 1, 2012). Pursuant to the agreement, we have permitted investors to convert their shares held in Savicell into shares of our company at 80% of the per share pricing of the first completed financing of over US$500,000 conducted after July 1, 2012. In each case of conversion of shares from Savicell to shares of our Company, our proportional interest in Savicell increases as the shareholder tenders to our Company their shares of Savicell in return for treasury-issued shares of our Company. In respect of the above conversion terms:

On April 21, 2016, two shareholders of Savicell exercised their right to convert their shareholding in Savicell into common shares of the Company. Accordingly, the Company issued 824,992 common shares at $0.16 per share which equals to 80% of the share pricing of the financing completed on April 19, 2015. Total book value of the issued common shares is $131,999.

On April 22, 2016, one shareholder of Savicell exercised their right to convert their shareholding in Savicell into common shares of the Company. Accordingly, the Company issued 318,749 common shares at $0.16 per share which equals to 80% of the share pricing of the financing completed on April 19, 2015. Total book value of the issued common shares is $50,999.

On June 13, 2016 we issued an aggregate of 1,115,625 shares of common stock converted from shares of our subsidiary Savicell at the conversion price at $0.16 per share of our common stock.

Cash Flows

	Three months ended	Three months ended
	June 30, 2016	June 30, 2015
	$	$
Net Cash (Used in) Operating Activities	(807,508)	(1,025,648)
Net Cash Provided by Financing Activities	625,000	2,509,899
Net Cash Used in Investing Activities	(7,198)	(36,458)

Cash (Used in) Operating Activities

The decrease in cash used in operating activities compared to the same period last year is due to an overall decrease in expenses incurred, primarily related to the fact that there was no payment to Ramot during the six months ended June 30, 2016 whereas there had been a material such payment during the comparable period in 2015 that served to increase the research and development expense..

Cash Provided by Financing Activities

The decrease in cash provided by financing activities compared to the same period last year results from fewer equity financings completed by ourselves and Savicell during the first six months of 2016 compared to the corresponding period of 2015.

Cash Used in Investing Activities

The decrease in cash used in investing activities compared to the same period last year results from the decreased purchase of assets used in the furtherance of Savicell’s research and development.

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

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at June 30, 2016, our company has accumulated deficit of $9,013,373 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next 12 months.

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

Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. This evaluation was implemented under the supervision and with the participation of our Chief Executive Officer.

Based on this evaluation, management concluded that, as of June 30, 2016, our disclosure controls and procedures are not effective. The ineffectiveness of our disclosure controls and procedures was due to the existence of material weaknesses identified in our annual report on Form 10-K filed with the SEC on April 14, 2016. While we continue to address the shortcomings, we note that a restatement of certain items previously included in the financial statements for the periods ended June 30, 2016 and September 30, 2016 was required due to the subsequent recognition of errors. The details of such restatement are highlighted in Note 11 of the financial statements issued in respect of the period ended June 30, 2016.

Changes in Internal Control over Financial Reporting

During fiscal quarter ended June 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, the company recognizes its need to improve the quality of its financial reporting specifically as it relates to the operations of Savicell. To that end, we have recently engaged a professional accountant on a part-time basis at the Savicell level to upgrade our capabilities in this area. As our operations continue to expand, we intend to engage additional accounting personnel as required.

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

Risks Related to our Company

The slowing of the worldwide economic growth may reduce our ability to obtain the financing necessary to continue our business and may reduce the number of viable products and businesses that we may wish to acquire. If we cannot raise the funds that we need or find a suitable product or business to acquire, we may go out of business and investors will lose their entire investment in our company.

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

We have not generated any revenue from operations since our incorporation. We expect that our operating expenses will increase over the next 12 months as we continue to ramp-up the scope of our business operations. We estimate our average monthly expenses over the next 12 months to be approximately $164,800 ($1,978,000 for the ensuing year), which includes the sum of (a) ongoing research and development expenses; (b) general and administrative expenses; and (c) capital asset acquisitions in furtherance of our product development initiatives. On June 30, 2016, we had cash and cash equivalents of $1,007,668. As of June 30, 2016, we had total liabilities of $657,141. If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms.

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

Since the beginning of the six month period ended June 30, 2016, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

August 19, 2016