Form 10-Q
period 2016-09-30
ONLINE DISRUPTIVE TECHNOLOGIES, INC.
filed 2016-11-14
CIK 1498380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes [  ]    No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:
As of November 7, 2016, there were 114,180,828 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONLINE DISRUPTIVE TECHNOLOGIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(U.S. DOLLARS)

Online Disruptive Technologies, Inc.
Consolidated Balance Sheets
(U.S. Dollars)
(Unaudited)

	September 30, 2016	December 31, 2015
	$	$
ASSETS

Current Assets
Cash	621,258	1,206,809
Prepaid expenses	1,728	2,651
VAT Receivable	28,718	22,208
Total Current Assets	651,704	1,231,668

Restricted cash (Note 8 (4))	13,329	12,814
Fixed Assets (Note 3)	68,331	58,321
Total Assets	733,364	1,302,803

LIABILITIES

Current Liabilities
Accounts Payable	107,220	54,674
Accrued Liabilities	157,905	72,117

Total Current Liabilities	265,125	126,791

Convertible debentures (Note 6)	500,950	380,199
Total Liabilities	766,075	506,990

EQUITY

Authorized: 20,000,000 Preferred Shares, par value $0.001 500,000,000 Common Shares, par value $0.001 Issued and outstanding: Nil Preferred Shares 108,637,721 Common Shares (December 31, 2015: 98,979,174 Common Shares)	114,181	98,979
Additional Paid-in Capital	9,374,398	8,700,219
Accumulated Other Comprehensive Loss	(83,931)	(88,720)
Deficit	(9,483,096)	(8,026,578)
Equity Attributable to Shareholders of the Company	(78,448)	683,900

Non-Controlling Interests	45,737	111,913
Total Equity	(32,711)	795,813

Total Liabilities and Equity	733,364	1,302,803

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months	Three months		Nine months
	ended	ended	Nine months	ended
	September 30,	September 30,	ended	September 30,
	2016	2015	September	2015
		(Restated	30, 2016	(Restated
		Note11)		Note 11)
General and Administrative Expenses	$	$	$	$
Accounting Fees	7,500	7,500	22,500	20,750
Audit & Tax Fees	1,040	5,230	55,600	37,330
Bank Fees	194	205	436	689
Consulting Fees	107,272	197,043	291,216	521,881
Filing and Transfer Agent Fees	1,832	3,223	9,561	7,942
Insurance Expense	1,628	9,507	43,216	48,213
Legal Fees	8,931	19,812	33,933	49,738

Marketing Expense	-	70	-	31,757
Office and Miscellaneous Expense	23,834	4,776	55,109	7,704
Payroll Expense	8,067	-	18,981	-
Rent Expense	14,979	-	41,896	-
Research and Development Expense	223,385	80,609	728,605	723,721
Stock-Based Compensation	85,944	44,426	236,350	324,302
Travel Expense	4,611	10,502	11,305	17,884
	(489,217)	(382,903)	(1,548,708)	(1,791,911)

Other Expense
Interest Accretion	(47,232)	(68,493)	(120,751)	(129,955)
Interest Expense	(679)	-	(806)	-
Foreign Currency Gain (Loss)	11,006	22,759	5,117	(31,092)
Net (Loss) for the period	(526,122)	(428,637)	(1,665,148)	(1,952,958)

Other Comprehensive Income
Currency translation adjustments	8,714	(26,581)	4,787	7,828
Comprehensive (Loss) for the period	(517,408)	(455,218)	(1,660,361)	(1,945,130)

Net (Loss) attributable to:
Common Stockholders	(469,723)	(389,607)	(1,456,518)	(1,703,970)
Non-Controlling Interests	(56,399)	(39,030)	(208,630)	(248,988)
	(526,122)	(428,637)	(1,665,148)	(1,952,958)
Net Comprehensive (Loss) Attributable to:
Common Stockholders	(462,215)	(409,502)	(1,452,411)	(1,698,110)
Non-Controlling Interests	(55,193)	(45,716)	(207,950)	(247,020)
	(517,408)	(455,218)	(1,660,361)	(1,945,130)

Basic and Diluted Net Loss per Common Share	(0.00)	(0.01)	(0.02)	(0.02)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	111,386,865	88,238,860	106,187,504	95,670,026

The accompanying notes are an integral part of these consolidated financial statement.

Online Disruptive Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended	Nine months
	September 30,	ended September
	2016	30, 2015
		(Restated Note11)

Cash flow from Operating Activities	$	$
Net loss for the period	(1,665,148)	(1,952,958)
Adjustment for items not involving cash:
Stock-Based Compensation	236,350	324,302
Foreign exchange gain/loss	(5,118)	31,092
Depreciation – fixed assets	-	5,058
Interest expense	-	-
Interest accretion	120,751	129,955
Changes in non-cash working capital items:
Increase in VAT receivable	(5,486)	(72,781)
Decrease in prepaid expense	1,005	-
Increase in accounts payable and accrued liabilities	132,555	254,184
Net cash (used in) operating activities	(1,185,091)	(1,281,148)
Cash flow from financing activities
Share subscription received	625,500	1,800,812
Common shares issued by subsidiary	-	708,483
Net cash provided by financing activities	625,500	2,509,295
Cash flow used in investing activities
Cash utilized in purchase of assets	(7,485)	(37,881)
Net cash used in investing activities	(7,485)	(37,881)

Effects of exchange rate changes on cash and cash equivalents	(18,475)	(65,766)

Net (decrease) increase in cash	(585,551)	1,124,500

Cash, beginning of period	1,206,809	329,855
Cash, end of period	621,258	1,454,355
Supplementary Information
Interest Paid	-	-
Income Taxes Paid	-	-

The accompanying notes are an integral part of these consolidated financial statements

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2016
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

These consolidated financial statements have been prepared with the ongoing assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has positive working capital of $386,579 as at September 30, 2016 (December 31, 2015 – $1,104,876) and an accumulated deficit of $9,483,096. Furthermore, additional future losses are anticipated which raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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
September 30, 2016
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

b)        Principles of Consolidation
These interim consolidated financial statements include the accounts of the Company and its 85.78% (December 31, 2015-77.00%; September 30, 2015-75.02%) interest in Savicell. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2016
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

As a result of the functional currency change discussed above, a cumulative translation adjustment of $4,787 is included in accumulated other comprehensive income and will only be adjusted in the event of a full or partial disposition of the Company's investment in Savicell.

e)        Cash and Cash Equivalents
Cash consist entirely of readily available cash balances. There were no cash equivalents as of September 30, 2016 and December 31, 2015.

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At September 30, 2016, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2016
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

Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Stock options are considered to be common stock equivalents and were not included in the net loss per share calculation for the quarters ended September 30, 2016 and 2015 because the inclusion of such underlying shares would have had an anti-dilutive effect.

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

As at September 30, 2016, the fair value of cash and restricted cash measured using Level 1 inputs.

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

k)        Research and Development Costs
In 2016, all research and development costs are charged to expense as incurred. The majority of these cost are in house expenses related to consulting fees, materials and legal expenses related to patents. Savicell’s financing commitment related to the License and Research Funding Agreement (as defined in Note 4 below) entered into with Ramot at Tel Aviv University was completely fulfilled by December 31, 2015.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2016
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
September 30, 2016
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
September 30, 2016
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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2016
(Unaudited)

Note 3 – Property, Plant and Equipment

As of September 30, 2016, the fixed assets balance on the financial statement consist of the following:

	Cost	Accumulated	Net Book Value
		Amortization
Furniture and Fixtures	$1,833	$-	$1,833
Computer Equipment	24,782	3,769	21,013
Lab Equipment	45,448	2,429	43,019
Foreign Exchange Movement	2,708	242	2,466
Total as of September 30, 2016	$74,771	$6,440	$68,331

Computer Equipment	$19,139	$3,769	$15,370
Lab Equipment	45,448	2,429	43,019
Foreign Exchange Movement	(74)	(6)	(68)
Total as of December 31, 2015	$64,513	$6,192	$58,321

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

The payments originally due on April 3, 2013 and July 3, 2013 were postponed by the parties until such time as the funds were actually required in furtherance of the joint research and development initiatives. As of December 31, 2015, Savicell’s entire financing commitment has been met and no more expenditures are mandated by the R&D Agreement on behalf of Ramot. Savicell is continuing the clinical research within its own laboratory situated in Haifa, Israel.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2016
(Unaudited)

Note 4 – License and Research Funding Agreement (Continued)

In addition, Savicell issued to Ramot warrants (the “Warrants”) to purchase a number of ordinary shares of Savicell which together comprised 15% of issued shares of Savicell on an as-converted, fully diluted basis (equivalent to 1,765 Warrant Shares of Savicell). The Warrants are exercisable at an exercise price equal to the par value of the Warrant Shares, at any time and from time to time before Savicell completes a deemed liquidity event or the first underwritten offering of the Savicell's ordinary shares to the general public. The fair value of the Warrant Shares was estimated at $1,698.97 per Warrant Share which is equivalent to the price at which Savicell has issued shares to third parties, for a total of $2,998,682 which was included in research and development costs. As the exercise price inherent in the warrant certificate to purchase 1,765 common shares of Savicell is at nominal value, the warrant certificate is valued at the price of the subsequent equity issuance by Savicell ($1,698.97 per share) and the related common shares are considered to be issued and outstanding.

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

During the nine months ended September 30, 2016, Savicell incurred $28,050 (2015 - $723,721) of expenses related to kits collaboration with Ramot that have been included in research and development costs.

Note 5– Related Party Transactions

The Company completed the following related party transactions:

During the nine months ended September 30, 2016, the Company incurred consulting fees and salaries of $450,726 payable to its directors and officers as well as a company controlled by a former director/officer.

As at September 30, 2016, included in accounts payable and accrued liabilities are amounts of $24,300 (December 31, 2015 - Nil) that was payable to a company controlled by a former director/officer of the Company and $121,842 (December 31, 2015-$16,325) that was payable to current officers or directors of the Company.

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2016
(Unaudited)

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

The Company evaluated these convertible debenture for derivatives and determined that they do not qualify for derivative treatment. The Company then evaluated the debenture for beneficial conversion features and determined that some do contain beneficial conversion features. The aggregate intrinsic value of the beneficial conversion features was determined to be $852,418. This amount was recorded as a debt discount on April 15, 2015 that is being amortized over the life of the debenture at effective interest rate of 77%. Total debt discount amortization during the quarter ended September 30, 2016 was $120,751. (September 30, 2015 – $77,472)

	September 30, 2016	December 31, 2015

Convertible debentures	$1,040,503	$1,040,503
Convertible discount	(852,418)	(852,418)
Net convertible debentures	188,085	188,085
Interest accretion	312,865	192,114
Balance, as at September 30, 2016	$500,950	380,199

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
September 30, 2016
(Unaudited)

Note 7 –Equity (Continued)

Common shares (continued)

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2016
(Unaudited)

Note 7 –Equity (Continued)

Common shares (continued)

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

On July 5, 2016, stock options previously granted by the Company were exercised resulting in the issuance of 50,000 common shares at $0.01 per share for total proceeds of $500.

On July 7, 2016, one shareholder of Savicell exercised their right to convert their shareholding in Savicell into common shares of the Company. Accordingly, the Company issued 839,375 common shares at $0.16 per share which equals to 80% of the share pricing of the financing completed on April 19, 2015. Total book value of the issued common shares is $134,300.

On September 1, 2016, eight shareholders of Savicell exercised their right to convert their shareholding in Savicell into common shares of the Company. Accordingly, the Company issued 4,653,732 common shares at $0.16 per share which equals to 80% of the share pricing of the financing completed on April 19, 2015. Total book value of the issued common shares is $744,597.

For the year ended December 31, 2015, the Company recorded share issue cost of $15,000 for the shares issued.

As at September 30, 2016 the Company has 114,180,828 common shares issued and outstanding.

Preferred Shares

The Company has authorized 20,000,000 preferred shares at a par value of $0.001 per share. No preferred shares have been issued by the Company and accordingly none are outstanding.

Stock Options

On May 28, 2013, the Company granted a total of 962,358 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. A quarter of the options will vest on each of the first four anniversaries of the date of initial grant. The options were valued based on the Black Scholes model. On June 22, 2015, 481,179 of these options were exercised at $0.01 per share for total proceeds of $4,812. For the nine months ended September 30, 2016, the Company recorded stock based compensation of $14,752 (September 30, 2015: $106,159) for such options.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2016
(Unaudited)

Note 7 – Equity (Continued)

Stock Options (continued)

On August 22, 2013, the Company granted a total of 800,000 stock options to a consultant. The stock options are exercisable at the exercise price of $0.01 per share. 480,000 of the options so granted will vest as to one quarter of such options at the end of each completed year that the consultant provides the services. The remaining 320,000 options will be fully vested when the consultant has completed the provision of a minimum of 600 blood samples of lung cancer and control patients during the 4 years from August 22, 2013. One twelfth of these options will vest upon each 50 blood samples having been delivered by the consultant to the Company. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2016, the Company recorded stock based compensation of $33,189 (September 30, 2015: $18,827) for such options.

On November 11, 2013, the Company granted a total of 1,924,717 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. A quarter of the options will vest immediately and a quarter on each of the first three anniversaries of the date of initial grant. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2016, the Company recorded stock based compensation of $22,934 (September 30, 2015: $141,156) for such options.

On January 1, 2014, the Company granted a total of 500,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. A quarter of the options will vest immediately and a quarter will vest at end of each completed year that the consultant provides the services.

The options were valued based on the Black Scholes model. For the nine months ended September 30, 2016, the Company recorded stock based compensation of $7,910 (September 30, 2015: $nil) for such options.

On May 4, 2014 the Company granted a total of 150,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. One third of the options will vest at end of each completed year that the consultant provides the services. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2016, the Company recorded stock based compensation of $174 (September 30, 2015: $982) for such options.

On May 15, 2014 the Company granted a total of 150,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share. 25,000 of the options will vest immediately. Furthermore, 75,000 and 50,000 of the options respectively will vest on the first and second anniversaries that the consultant provides the services. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2016, the Company recorded stock based compensation of $nil (September 30, 2015: $24,017) for such options. On June 23, 2015, 100,000 of these options were exercised at $0.01 per share for total proceeds of $1,000. In addition, on July 7, 2016, 50,000 of these options were exercised at $0.01 per share for total proceeds of $500.

On August 4, 2015 the Company granted a total of 150,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share. One third of the options will vest at end of each of June 21, 2016, June 21, 2017 and June 21, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2016, the Company recorded stock based compensation of $7,397 for such options.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2016
(Unaudited)

Note 7 – Equity (Continued)

Stock Options (continued)

On August 7, 2015 the Company granted a total of 1,730,000 stock options to four advisors of the Company. The stock options are exercisable at an exercise price of $0.20 per share. One third of the options will vest at end of each completed year for which the consultant provides the services. The options were valued based on the Black Scholes model. For year nine months ended September 30, 2016, the Company recorded stock based compensation of $98,785 for such options.

On September 1, 2015 the Company granted a total of 150,000 stock options to two employees. The stock options are exercisable at an exercise price of $0.20 per share. One third of the options will vest at the grant date of each of September 1, 2015, September 1, 2016 and September 1, 2017 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2016, the Company recorded stock based compensation of $12,952 for such options.

On November 22, 2015 the Company granted a total of 50,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share. One third of the options will vest at the grant date of each of November 22, 2016, November 22, 2017 and November 22, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2016, the Company recorded stock based compensation of $3,114 for such options.

On December 1, 2015 the Company granted a total of 125,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share. One third of the options will vest at the grant date of each of December 1, 2016, December 1, 2017 and December 1, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2016, the Company recorded stock based compensation of $7,958 for such options.

On December 6, 2015 the Company granted a total of 100,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share. One third of the options will vest at the grant date of each of December 6, 2016, December 6, 2017 and December 6, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2016, the Company recorded stock based compensation of $7,047 for such options.

On February 15, 2016 the Company granted a total of 50,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share. One third of the options will vest on each of the first, second and third anniversaries of the date of grant provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2016, the Company recorded stock based compensation of $2,062 for such options.

On March 7, 2016 the Company granted a total of 75,000 stock options to two employees. The stock options are exercisable at an exercise price of $0.20 per share. One third of the options will vest on each of the first, second and third anniversaries of the date of grant provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2016, the Company recorded stock based compensation of $2,966 for such options.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2016
(Unaudited)

Note 7 – Equity (Continued)

Stock Options (continued)

On May 5, 2016 the Company granted a total of 150,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share. One third of the options will vest on each of the first, second and third anniversaries of the date of grant provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2016, the Company recorded stock based compensation of $3,485 for such options.

On June 6, 2016 the Company granted a total of 800,000 stock options to a consultant. The stock options are exercisable at the exercise price of $0.20 per share. 480,000 of the options so granted will vest as to one quarter of such options at the end of each completed year that the consultant provides the services.

The remaining 320,000 options will be fully vested when the consultant has completed the provision of a minimum of 600 blood samples of lung cancer and control patients during the 4 years following June 6, 2016. One twelfth of these options will vest upon each 50 blood samples having been delivered by the consultant to the Company. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2016, the Company recorded stock based compensation of $9,814 for such options.

The fair value of each option grant is calculated using the following assumptions:

	2016	2015

Expected life – yea	3-10	3-7
Interest rate	0.73 – 2.22%	0.97 – 2.09%
Volatility	65.99-99.04%	62.86 – 94.97%
Dividend yield	--%	--%

	Number of Options	Weighted	Expire date
		Average Exercise
		Price
Balance, December 31, 2014	14,237,075	$0.01

Exercised, on June 23, 2015	(481,179)	0.01
Exercised, on June 25, 2015	(100,000)	0.01
Granted, on August 4, 2015	150,000	0.20	May 4, 2022
Granted, on August 7, 2015	1,610,000	0.20	August 7, 2022
Granted, on August 25, 2015	120,000	0.20	August 25, 2022
Granted, on September 1, 2015	150,000	0.20	September 1, 2022
Granted, on November 22, 2015	50,000	0.20	November 22, 2022
Granted, on December 1, 2015	125,000	0.20	December 1, 2022
Granted, on December 6, 2015	100,000	0.20	December 6, 2022
Balance, December 31, 2015	15,960,896	$0.04
Granted, on February 15, 2016	50,000	0.20	February 15, 2023
Granted, on March 7, 2016	75,000	0.20	March 7, 2023
Granted, on May 5, 2016	150,000	0.20	May 5, 2026
Granted, on June 6, 2016	800,000	0.20	June 6, 2021
Exercised, on July 7, 2016	(50,000)	0.01
Balance, September 30, 2016	16,985,896	$0.05

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2016
(Unaudited)

Note 7 – Equity (Continued)

Stock Options (continued)

	Outstanding as at September 30, 2016			Exercisable as at September 30, 2016
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
Exercise	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Price	Options	Price	Life (years)	Options	Price	Life (years)

$0.01	9,750,000	$0.01	5.92	9,750,000	$0.01	5.92
0.01	481,179	0.01	1.66	240,589	0.01	1.66
0.01	800,000	0.01	1.89	680,001	0.01	1.89
0.01	1,924,717	0.01	4.12	1,443,538	0.01	4.12
0.01	500,000	0.01	2.25	333,334	0.01	2.25
0.01	150,000	0.01	4.59	100,000	0.01	4.59
0.20	150,000	0.20	4.59	50,000	0.20	4.59
0.20	120,000	0.20	5.90	40,000	0.20	4.90
0.20	1,610,000	0.20	5.85	536,667	0.20	4.85
0.20	150,000	0.20	5.92	50,000	0.20	5.92
0.20	50,000	0.20	6.15	-	-	-
0.20	125,000	0.20	6.17	-	-	-
0.20	100,000	0.20	6.19	-	-	-
0.20	50,000	0.20	6.38	-	-	-
0.20	75,000	0.20	6.44	50,000	0.2	5.92
0.20	150,000	0.20	9.60	30,000	0.20	9.6
0.20	800,000	0.20	4.68	-	-	-
	16,985,896	$0.05	5.25	13,254,129	$0.02	5.34

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2016
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
September 30, 2016
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

During the nine months ended September 30, 2016, Savicell investors exchanged 1132 Savicell shares for 12,026,652 of ODT common shares with ODT receiving the Savicell shares so exchanged. As at September 30, 2016, Savicell received $1,086,018 from ODT and issued 639 shares to ODT in return. Following these share issuances, the Company, the Warrant holder and the Savicell investors held underlying interests in the equity of Savicell of 85.78%, 12.01% and 2.21%, respectively (December 31, 2015-77%, 12.6% and 10.4%) ..

Savicell’s Common Shares

	Number	Amount
	of Shares
Balance, December 31, 2013	13,209	$2,454,192

Issued for cash pursuant to share subscriptions	183	310,977
Balance, December 31, 2014	13,392	2,765,169
Issued for cash pursuant to share subscriptions	730	1,241,171
Shares issued to settle inter-company debts	203	345,198
Share subscription receivable	(313)	(532,084)
Balance, December 31, 2015	14,012	$3,819,454
Shares issued to settle inter-company debts	639	1,086,018
Balance, September 30, 2016
	14,651	4,905,472

As the exercise price inherent in the warrant certificate to purchase 1,765 common shares of Savicell is at nominal value, the warrant certificate is valued at the price of the subsequent equity issuance by Savicell ($1,698.97 per share) and the related common shares are considered to be issued and outstanding.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2016
(Unaudited)

Note 8 – Commitments and Guarantees

The Company did not become a guarantor to any parties as at September 30, 2016

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
September 30, 2016
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

Note 9 - Geographic Information

The Company’s head office is located in the United States (“US”). The operations of the Company are primarily in two geographic areas: the US and Israel. A summary of geographical information for the Company’s long lived assets is as follows:

Nine month ended September 30, 2016	US	Israel	Total
Long-live assets	$-	$68,331	$68,331

Year ended December 31, 2015	US	Israel	Total
Long-live assets	$-	$58,321	$58,321

Note 10 - Subsequent Event

On November 1, 2016, the Company granted a director of the Company 360,000 Stock Options. Each Option entitles the Optionee to acquire one common share in the capital of the Company (each, an “Option Share”) at the exercise price of $0.20 per Option Share until expiry on the date that is ten years after the date of grant. 180,000 of the options are vested immediately and the other180,000 will be vested at the end of year one, provided the Optionee remains director of Savicell Inc.

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
September 30, 2016
(Unaudited)

Note 11- Restatement (continued)

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
September 30, 2016
(Unaudited)

Note 11- Restatement (continued)

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
September 30, 2016
(Unaudited)

Note 11- Restatement (continued)

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

Our Current Business

Savicell

The Savicell™ platform is a blood test designed for the early detection of disease. It is a broad platform with applications for cancer, autoimmune diseases, and infectious diseases. While our focus initially is on early diagnosis of disease, we believe our technology may have additional applications in drug response monitoring for therapies that impact immune response. Immunotherapy, both for treating cancer and autoimmune diseases, is an example where metabolic shift profiles could indicate response to drug treatment.

Initially, Savicell is focused on the multibillion-dollar cancer diagnosis market. Savicell deploys Well-Shield™ technology, a Liquid ImmunoBiopsy™ diagnostic platform. In contrast to existing technologies that evaluate secretions of cancer cells, Well-Shield’s ImmunoBiopsy platform receives data directly from the immune system. Importantly, Well-Shield is different in that it is a functional test measuring the metabolic activation profile of the immune system as an indicator of disease status. As an immune system test, it is inherently suited for early detection.

The technology has now received intellectual property protection with a patent approved in the United States, China and Japan. Furthermore, the patent process is ongoing in several other countries.

Disease intrusion and cell malformation, including cancer, are first detected by the immune system, which energizes to rid the body of the malignancy. The initial immune response to disease is intricate, deploying different metabolic pathways and subtypes of cells. The Savicell Well-Shield™ technology is designed to detect and interpret these differential metabolic responses.

The Savicell vision is to develop and commercialize a line of patient-friendly blood tests that enable early diagnosis, staging, and monitoring, thereby saving lives and ensuring appropriate treatment. Cancer is our initial focus.

The need for early diagnosis

Cancer cases are increasing, with more than 20 million new cases predicted in 2025, compared to 12 million in 2008. Early detection is very important because it can improve outcomes. Typically, more treatment options are available when cancer is diagnosed early, and survival improves. In the United States, the five-year survival rate improves by at least four times with early diagnosis and before cancer has spread. Unfortunately, to date, the majority of cancer patients are diagnosed at later stages.

While surgical biopsies are the norm, they are invasive and expensive. The need for simpler and more efficient processes for cancer detection has incentivized some 38 companies in the United States to work on creating liquid biopsies. In a 2015 report, investment bank Piper Jaffray valued the potential market for liquid biopsies at $29 billion in the United States alone.

Using technologies based on circulating tumor cells, exosomes, and circulating tumor nucleic acids, liquid biopsy companies are making progress in developing products that have advantages versus current technologies. However, it appears more likely that these types of liquid biopsy technologies best support late stage cancers, with technical challenges remaining for early-stage cancers and early cancer screening.

In contrast, the Well-Shield patented ImmunoBiopsy platform is unique in the Liquid Biopsy market. And we believe that as an immune system functional test it is inherently better suited for early detection.

Product focus

Savicell conducted clinical work for tests specific to breast and lung cancers in multiple medical centers. We had encouraging early reviews of our breast cancer and lung cancer analyses albeit on relatively small sample sizes. Specifically, we distinguished between breast cancer patients and healthy donors, and lung cancer patients and healthy donors, with high sensitivity and specificity of greater than 95% in both cancers. In addition, we were able to show that there is a metabolic profile difference between other breast disease donors and breast cancer donors and between COPD (chronic obstructive pulmonary disease) donors and lung cancer donors.

Based on this early potential, Savicell has decided to focus our resources on lung cancer as our lead product. We are working to increase the population size of the lung cancer clinical test and continue to fine-tune a predictive algorithm to identify lung cancer. Early results of this effort generated promising cross-validation of 72 donors from our clinical study. This cohort includes 36 diseased donors, together with a control group of 36 age- and sex-matched healthy donors. In practice this means that every lung cancer (patient) donor in the cohort was matched with a healthy donor of the same gender and similar age. This practice helps us control for sampling biases.

Table 1 - Cross-validation (CV)

CV:	None	LOO	LTO	20F
Sensitivity	92%	92%	92%	86%
Specificity	78%	75%	69%	69%
Positive predictive value	80%	79%	75%	74%
Positive predictive value	90%	90%	89%	83%
Accuracy	85%	83%	81%	78%

Cross-validation (CV) – we let the algorithm train on a large subset of labeled donors and then let it make a prediction on a small subset of unlabeled donors that were not in the training set. This process is repeated several times until every donor in the cohort is given a prediction.

We use several types of cross- validation: LOO – Leave one out – one donor is left out of the training set each iteration (total of n iterations), LTO – Stratified leave two out – two donors are left out of the training set each iteration, a sick donor and its matched healthy donor (total of n/2 iterations), 20F – Stratified 20-fold CV – the cohort is split into 20 semi- equal-sized subsets; each subset, containing both sick and healthy donors, is left out once (total of 20 iterations). In addition, we run the algorithm once without cross- validation, meaning that the entire cohort is used for training and prediction. While we are pleased with these promising results, please note that results can change as we increase the cohort size.

Lung cancer

American Cancer Society estimates there will be 221,200 new cases of lung cancer in the USA in 2015, representing 13% of all cancer diagnoses. Worldwide, there were an estimated 1.8 million new cases of lung cancer in 2012, accounting for 12.9% of all cancers. Lung cancer is the leading cancer killer in both men and women in the USA and worldwide. (7) (8)[?]

Less than 20% of lung cancers are diagnosed at an early stage, with a five-year survival rate (completely resected NSCLC stage 1A) that ranges from 67 to 89% (4). Unfortunately, the majority of lung cancer cases (57%) are diagnosed at an advanced stage when five-year survival is as low as 4%. This is because lung cancer symptoms present themselves at later stages of the disease.

Cigarette smoke remains the main risk factor for lung cancer, with 85% to 90% of lung cancer cases in the USA occurring in current or former smokers. There are about 94 million current and former smokers in the USA. While clinicians can identify those at risk, they lack effective tools to diagnose lung cancer early.

With improved low-dose computed tomography (LDCT) technology, it is possible to detect potential malignant nodules in high-risk populations. Pulmonary nodules are small, focal, radiographic opacities that may be solitary or multiple. The management goal of patients with pulmonary nodules is to distinguish between benign and malignant nodules, speeding diagnosis for malignant nodules while minimizing unnecessary and invasive testing of those that are benign. Many pulmonary nodules are detected incidentally in computed tomography (CT) and chest x-rays examination (not related to the indication for obtaining the CT or x-rays examination) and in scheduled LDCT screening.

The largest USA National Screening Trial (NLST) demonstrated that screening high-risk subjects decreases mortality. The current standard of care for diagnosing lung cancer in high-risk patients is LDCT scanning. This large trial of 53,454 current or former heavy smokers, ages 55 to 74, demonstrated that screening high-risk subjects using LDCT decreases mortality from lung cancer by 20%. Based on this study, the United States Preventive Services Task force (“USPSTF”) guidelines recommend annual LDCTs for patients at high risk for lung cancer. However, there are major limitations to CT screening that create the following two important market needs:

Broader Screening

Because of cost-benefit ratios (including possible radiation risks), LDCT was approved only for a heavy- use segment of past and current smokers. Specifically, Americans aged 55 to 80 years old who have a 30 pack-year smoking history and currently smoke or have quit within the past 15 years. This represents about 10 million people or about 11% of the 94 million past and current smokers in the US. There is still a major unmet need for a safer, cost- effective liquid biopsy test that can help screen for lung cancer in the broader past and current smoker population.

Indeterminate Nodules

A total of 96.4% of the positive screening results (NLST) in the low- dose CT group and 94.5% in the radiography group were false positive results. The estimated number of pulmonary nodules in the USA ranges from 2 million to 4.9 million annually (1)(2)(3). Using an estimate of 3 million annual pulmonary nodules, and a false positive rate of 96.4% for LDCT and 94% for x-ray, would generate up to 2.8 million false positive cases a year. In addition, 25% of all LDCTs are indeterminate, and require additional follow-up procedures. A full implementation of LDCT screening in the USA will identify 2.5 million indeterminate nodules and is expected to further increase the number of false positive cases.

After nodule findings, the follow-up procedures to diagnose lung cancer are expensive, invasive procedures like biopsy. Bronchoscopy can have significant complication risks, and follow-up imaging adds to radiation risks. Millions of false positive cases annually could lead to unnecessary invasive procedures on many smokers or past smokers who do not actually have lung cancer, driving higher costs, mortality and morbidity.

There is an important need for a safer liquid biopsy test that can assist in the diagnosis of indeterminate nodules and significantly reduce the number of false positive results.

Lung cancer strategy

In the longer term, we plan to develop a screening test for lung cancer. However, our initial goal is to provide an additional tool for clinicians, designed to assist in the diagnosis of indeterminate nodules identified by imaging. The Well-Shield test is intended to help a clinician decide on invasive and/or non-invasive follow- up. It could help reduce the majority of the false positive results and reduce the number of unnecessary invasive procedures by more than 200,000 annually in the US (5)(6). As a result, Well-Shield’s test could drive $3.6 billion in annual cost savings in the USA alone.

Sources Quoted

(1) Luba Frank and Leslie E. Quint Chest CT incidentalomas: thyroid lesions, enlarged mediastinal lymph nodes, and lung nodules Cancer Imaging. 2012; 12(1): 41–48[?]

(2) MacMahon H, Austin JH, Gamsu G, et al. Guidelines for management of small pulmonary nodules detected on CT scans: a statement from the Fleischner Society. Radiology. 2005;237:395–400. doi:10.1148/radiol. 2372041887. [PubMed]

[?] (3)Michael K. Gould et al. Recent Trends in the Identification of Incidental Pulmonary Nodules. Am J Respir Crit Care Med Vol 192, Iss 10, pp 1208–1214, Nov 15, 2015

[?] (4) Apichat Tantraworasin et al. ISRN Surgery Volume 2013, Article ID 175304, 7 pages

(5)Moving Beyond the National Lung Screening Trial: Discussing Strategies for Implementation of Lung Cancer Screening Programs Bernando H.L. Goulard, The Oncologist. 2013 Aug; 18(8): 941–946

[?] (6) Assume 10 million patients screened and sensitivity and specificity of 92% and 75% respectively. Well-Shield may have higher or lower sensitivity and specificity.

(7) Cancer Facts & Figures 2015.[?]

(8) World Cancer Report 2014.

Results of Operations

Subsequent to the issuance of the financial statements for the quarters ended June 30, 2015 and September 30, 2015, we determined that there were errors in those financial statements related to the incorrect accounting treatment of convertible debentures which has overstated liabilities, additional paid-in capital and expenses. The effect of the errors was material to the financial statements for each of the fiscal quarters ended June 30, 2015 and September 30, 2015 so those quarters will be restated for the effects of the error correction. The details of such restatement and the accounting effects stemming therefrom have been detailed in Note 11 to the financials statements for the period ended September 30, 2016. Given that the restatement relates to the treatment of convertible debentures and the corresponding calculation of stock compensation expense resulting from granting to certain management personnel with a conversion option in respect to receivable balances owing to them by our company, there was no cash effect to the restatements. Moreover, the aggregate asset balance is unaffected by such change.

Revenues

We have not earned any revenue from operations since our inception and further losses are anticipated in the development of our business. We are currently in the development stage of our business and we can provide no assurances that we will generate revenue in the foreseeable future.

Expenses

For the three and nine months ended September 30, 2016 and 2015, we incurred the following general and administrative expenses:

	Three months	Three months	Nine months	Nine months
	ended	ended September	ended	ended September
	September 30,	30, 2015	September 30,	30, 2015
	2016	(Restated)	2016	(Restated)
	(Unaudited)		(Unaudited)

General and Administrative Expenses	$	$	$	$
Accounting Fees	7,500	7,250	22,500	20,750
Audit & Tax Fees	1,040	5,230	55,600	37,330
Bank Fees	194	205	436	689
Consulting Fees	107,272	197,043	291,216	521,881
Filing and Transfer Agent Fees	1,832	3,223	9,561	7,942
Insurance Expense	1,628	9,507	43,216	48,213
Legal Fees	8,931	19,812	33,933	49,738
Marketing Expense	-	70	-	31,757
Office and Miscellaneous Expense	23,834	4,776	55,109	7,704
Payroll Expense	8,067	-	18,981	-
Rent Expense	14,979	-	41,896	-
Research and Development Expense	223,385	80,609	728,605	723,721
Stock-Based Compensation	85,944	44,426	236,350	324,302
Travel Expense	4,611	10,502	11,305	17,884
	(489,217)	(382,903)	(1,548,708)	(1,791,911)

Our expenses decreased by approximately 13% during the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to a decrease in stock compensation expense, a non-cash expense item, partially offset by increases in office and miscellaneous expenses.

The research and development expenses recognized in the nine months ended September 30, 2016 is consistent with that of the corresponding period of 2015. However, there are two important items to note. First, during the 2015 period the final contractual payment was made to Ramot and was expensed at the time of disbursement. No similar payment was made or expensed during the 2016 period. Second, compensation paid to two officers of Savicell that was included in consulting fees in 2015 has instead been classified as part of research and development expense in 2016. The level of research and development activity has actually increased in 2016 versus 2015 once the effects of the final Ramot payment are considered. Given that the research is now being conducted within Savicell’s proprietary laboratory in Haifa, Israel, it incurred significant compensation expense for employees and consultants for a total amount of $612,614 in the nine months ended September 30, 2016. Ramot continues to file patent applications and related submissions on behalf of Savicell for which Savicell reimburses Ramot for a total amount of$28,050 during the 2016 period.

In addition, we realized increases in rent expense and office and miscellaneous expenses that result from the opening of Savicell’s new laboratory facility in Haifa, Israel.

As stated above, while the consulting expense decreased during the period of comparison, that is because for certain individuals, their compensation was previously classified as consulting expense whereas they are currently included in the research and development expense, the area in which their efforts are dedicated. Specifically, the compensation paid to Savicell’s two senior officers are classified as part of research and development expenses and totaled $164,000 for the none months ended September 30, 2016.

The expenses for the three months ended September 30, 2016 have increased by 28%. This is primarily due to a 177% increase in research and development expenses for the reasons discussed above. Moreover, office expenses increased by $19,068 due additional expense being incurred as a result of the opening of the laboratory in Haifa. Furthermore, rent expense increased by $14,979 due to the current premises arrangements requiring monthly rental payments by Savicell.

Liquidity And Capital Resources

Working Capital

	September 30, 2016 $	December 31, 2015 $
Total Current Assets	651,704	1,231,668
Total Current Liabilities	265,125	126,792
Working Capital	386,579	1,104,876

Our operations consumed less cash in the first nine months of 2016 versus the corresponding period in 2015 primarily due to the absence of contractual payments to Ramot in 2016. However, on a collective basis between our company and Savicell, we raised fewer dollars of new equity capital. Given that the equity raised in the first nine months of 2016 was less than the cash used in operations as well as investing activities, we experienced a decline in our working capital.

Recent Financings

The Company did not complete any financings for the three month period ended September 30, 2016.

Conversions into Common Stock

On October 30, 2012, we announced the entry into a conversion and participation rights agreement with investors who have purchased ordinary shares of our subsidiary, Savicell Diagnostic Ltd. (as detailed in our current report on Form 8-K filed with the SEC on November 1, 2012). Pursuant to the agreement, we have permitted investors to convert their shares held in Savicell into shares of our company at 80% of the per share pricing of the first completed financing of over US$500,000 conducted after July 1, 2012. In each case of conversion of shares from Savicell to shares of our Company, our proportional interest in Savicell increases as the shareholder tenders to our Company their shares of Savicell in return for treasury issued shares of our Company. In respect of the above conversion terms:

On July 7, 2016 we issued an aggregate of 839,375 shares of common stock converted from shares of our subsidiary Savicell at the conversion price at $0.16 per share of our common stock.

On September 1, 2016 we issued an aggregate of 4,653,732 shares of common stock converted from shares of our subsidiary Savicell at the conversion price at $0.16 per share of our common stock.

In both these cases, funds had been provided to our subsidiary Savicell in prior fiscal periods, so no net cash was provided by these Financing Activities.

On July 7, 2016 we issued an aggregate of 50,000 shares of common stock converted from a stock option exercise notice at the conversion price at $0.01 per share of our common stock.

Cash Flows

	Nine months ended	Nine months ended
	September 30, 2016	September 30, 2015
	$	$
Net Cash (Used in) Operating Activities	(1,185,091)	(1,283,651)
Net Cash Provided by Financing Activities	625,500	2,509,295
Net Cash Provided by (Used in) Investing Activities	(7,485)	(37,881)

Cash (Used in) Operating Activities

The decrease in cash used in operating activities compared to the same period last year is due to an overall decrease in expenses incurred, primarily related to the fact that there was no payment to Ramot during the nine months ended September 30, 2016 whereas there had been a material such payment $800,000 during the comparable period in 2015 that served to increase the research and development expense.

Cash Provided by Financing Activities

The decrease in cash provided by financing activities compared to the same period last year results from fewer equity financings completed by ourselves and Savicell during the first nine months of 2016 compared to the corresponding period of 2015. In the relevant period of 2015, we and Savicell realized equity financings of $1,800,812 and $708,483 respectively. By contrast, in 2016 all the equity financing was realized by ourselves and amounted to only $625,500 (including $500 generated by the exercise of vested stock options).

Cash Provided by (Used in) Investing Activities

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

Our primary objectives for the next 12 month period are to further develop the Technology and to advance the Technology so that it may be appropriate for broader clinical testing. Once this objective is achieved, we aim to proceed to the commercialization of the Technology. In order to achieve our objectives we need to raise additional financing. The quantum of financing to be raised will dictate the pace at which we are able to implement our business strategies. Once such financing quantum is known, we will be able to establish an expenditure budget for the ensuing year.

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we may be forced to cease the operation of our business.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at September 30, 2016, our company has accumulated deficit of $9,483,096 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next 12 months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. This evaluation was implemented under the supervision and with the participation of our Chief Executive Officer.

Based on this evaluation, management concluded that, as of September 30, 2016, our disclosure controls and procedures are not effective. The ineffectiveness of our disclosure controls and procedures was due to the existence of material weaknesses identified in our annual report on Form 10-K filed with the SEC on April 14, 2016. While we continue to address the shortcomings, we note that a restatement of certain items previously included in the financial statements for the periods ended June 30, 2016 and September 30, 2016 was required due to the subsequent recognition of errors. The details of such restatement are highlighted in Note 11 of the financial statements issued in respect of the period ended September 30, 2016.

Changes in Internal Control over Financial Reporting

During fiscal quarter ended September 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, the company recognizes its need to improve the quality of its financial reporting specifically as it relates to the operations of Savicell. To that end, we have recently engaged a professional accountant on a part time basis at the Savicell level to upgrade our capabilities in this area. As our operations continue to expand, we intend to engage additional accounting personnel as required.

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

We have not generated any revenue from operations since our incorporation. We expect that our operating expenses will increase over the next 12 months as we continue to ramp-up the scope of our business operations. With our stated goal of completing our clinical testing, furthering our research and development and achieving commercialization of the Technology, the pace of our progress will depend on the quantum of financing raised. As additional financing is raised, we will continue to accelerate the pace of our overall business initiatives. Until the amount of financing is known, we cannot precisely forecast the expenditure budget. On September 30, 2016, we had cash of $621,258 and total liabilities of $766,075. If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the nine month period ended September 30, 2016, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

10.7	Employment Agreement with Giora Davidovits dated September 1, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K filed September 19, 2012)

Exhibit Number	Description
10.8	Form of Conversion and Participation Rights Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 1, 2012)
10.9	Employment Agreement with Eyal Davidovits dated October 30, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K filed November 5, 2012)
10.10	Form of Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.11	Form of Offshore Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.12	Form of Canadian Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.13	Form of Debt Conversion Option Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed April 22, 2015)
10.14	Form of Private Placement Subscription Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed April 22, 2015)
10.15	Form of Private Placement Subscription Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed June 2, 2015)
10.16	Shares for Debt Acknowledgement and Subscription Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed June 2, 2015)
10.17	Form of Private Placement Subscription Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed July 9, 2015)
10.18	Form of Board of Advisors Consulting Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed August 26, 2015)
10.19	Form of Stock Option Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed August 26, 2015)
(21)	Subsidiaries
21.1	Savicell Diagnostic Ltd. our approximately 75.88% subsidiary incorporated in Israel on April 23, 2012
21.2	Savicell Ltd.
(33)	Certification
31.1*	Section 302 of the Sarbanes-Oxley Act of 2002 of Giora Davidovits
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Giora Davidovits
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONLINE DISRUPTIVE TECHNOLOGIES, INC.

By
/s/Giora Davidovits
Giora Davidovits
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

November 14, 2016