Form 10-K
period 2016-12-31
ONLINE DISRUPTIVE TECHNOLOGIES, INC.
filed 2017-03-31
CIK 1498380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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
(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: 702-579-7900

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of Exchange on which registered
__________________________________	__________________________________

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

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $13,480,878, based on 67,404,388 shares of common stock held by non-affiliates and last sale on June 30, 2016 being $0.20 per share.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 114,180,828 shares of common stock as at March 31, 2017.

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

The technology has now received intellectual property protection with a patent approved in the United States, China, Japan and Europe. Furthermore, the patent process is ongoing in several other countries.

Disease intrusion and cell malformation, including cancer, are first detected by the immune system, which energizes to rid the body of the malignancy. The initial immune response to disease is intricate, deploying different metabolic pathways and subtypes of cells. The Well-ShieldTM technology is designed to detect and interpret these differential metabolic responses.

The Savicell vision is to develop and commercialize a line of patient-friendly blood tests that enable early diagnosis, staging, and monitoring, thereby saving lives and ensuring appropriate treatment. Cancer is our initial focus.

The need for early diagnosis

Cancer cases are increasing, with more than 20 million new cases predicted in 20025, compared to 12 million in 2008. Early detection is very important because it can improve outcomes. Typically, more treatment options are available when cancer is diagnosed early, and survival improves. In the United States, the five-year survival rate improves by at least four times with early diagnosis and before can ncer has spread. Unfortunately, to date, the majority of cancer patients are diagnosed at later stages.

While surgical biopsies are the norm, they are invasive and expensive. The need for simpler and more efficient processes for cancer detection has incentivized some 38 companies in the United States to work on creating liquid biopsies. In a 2015 report, investment bank Piper Jaffray valued the potential market for liquid biopsies at $29 billion in the United States alone.

Using technologies based on circulating tumor cells, exosomes, and circulating tumor nucleic acids, liquid biopsy companies are making progress in developing products that have advantages versus current technologies. However, it appears more likely that these types of liquid biopsy te echnologies best support late stage cancers, with technical challenges remaining for early-stage cancers and early cancer screening.

In contrast, the Well-Shield patented ImmunoBiopsy platform is unique in the Liquid Biopsy market. And we believe that as an immune system functional test it is inherently better suited for early detection.

Product focus

Savicell conducted clinical work for tests specific to breast and lung cancers in multiple medical centers. We had encouraging early reviews of our breast cancer and lung cancer analyses albeit on relatively small sample sizes. Specifically, we distinguished between breast cancer patients and healthy donors, and lung cancer patients and healthy donors, with high sensitivity and specificity of greater than 95% in both cancers. In addition, we were able to show that there is a metabolic profile difference between other breast disease donors and breast cancer donors and between COPD (chronic obstructive pulmonary disease) donor rs and lung cancer donors.

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

Table 1 - Cross-validation (CV)

CV:	LOO (95% CI)	20F (95% CI)
Sensitivity	92.9% (89.1% - 96.6%)	85.7% (80.6% - 90.8%
Specificity	76.7% (70.6% - 82.8%)	72.6% (66.1% - 79.1%)
Positive predictive value	75.4% (69.1% - 81.6%)	70.6% (64.0% - 77.2%)
Negative predictive value	93.3% (89.7% - 96.9%)	86.9% (82.0% - 91.8%)
Accuracy	83.7% (78.4% - 89.1%)	78.3% (72.3% - 84.3%)

	Count	Age	M/F
Healthy	73	59.6 +/- 8.9	46/27
Lung-Cancer	56	66.5 +/- 10.3	33/23
Total	129	62.6 +/- 10.1	79/50

Cross-validation (CV) – we let the algorithm train on a large subset of labeled donors and then let it make a prediction on a small subset of unlabeled donors that were not in the training set. This process is repeated several times until every donor in the cohort is given a prediction.

We use several types of cross- validation: LOO – Leave one out – one donor is left out of the training set each iteration (total of n iterations), 20F – Stratified 20-fold CV – the cohort is split into 20 semi-equal-sized subsets; each subset containing both sick and healthy donors, is left out once (total of 20 iterations). In addition, we run the algorithm once without cross-validation, meaning that the entire cohort is used for training and prediction.

Lung cancer

American Cancer Society estimates there will be 222,500 new cases of lung cancer in the USA in 2017, representing 13.6% of all cancer diagnoses. Worldwide, there were an estimated 1.8 million new cases of lung cancer in 2012, accounting for 12.9% of all cancers. Lung cancer is the leading canc cer killer in both men and women in the USA and worldwide. (7) (8)

Less than 20% of lung cancers are diagnosed at an early stage, with a five-year su urvival rate (completely resected NSCLC stage 1A) that ranges from 67 to 89% (4). Unfortunately, the majority of lung cancer cases (57%) are diagnosed at an advanced stage when five-year survival is as low as 4%. This is because lung cancer symptoms present themselves at later stages of the disease.

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

Sources Quoted

(1) Luba Frank and Leslie E. Quint Chest CT incidentalomas: thyroid lesions, enlarged mediastinal lymph nodes, and lung nodules Cancer Imaging. 2012; 12(1): 41–48

(2) MacMahon H, Austin JH, Gamsu G, et al. Guidelines for management of small pulmonary nodules detected on CT scans: a statement from the Fleischner Society. Radiology. 2005;237:395–400. doi:10.1148/radiol. 2372041887. [PubMed]

(3)Michael K. Gould et al. Recent Trends in the Identification of Incidental Pulmonary Nodules. Am J Respir Crit Care Med Vol 192, Iss 10, pp 1208–1214, Nov 15, 2015

(4) Apichat Tantraworasin et al. ISRN Surgery Volume 2013, Article ID 175304, 7 pages

(5)Moving Beyond the National Lung Screening Trial: Discussing Strategies for Implementation of Lung Cancer Screening Programs Bernando H.L. Goulard, The Oncologist. 2013 Aug; 18(8): 941–946

(6) Assume 10 million patients screened and sensitivity and specificity of 92% and 75% respectively. Well-Shield may have higher or lower sensitivity and specificity.

(7) Cancer Facts & Figures 2015.

(8) World Cancer Report 2014.

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

Research and Development Expenditures

During the year ended December 31, 2015, we expended $1,615,745 in research and development. During the year ended December 31, 2016, we expended $1,327,758 in research and development.

Employees

We currently have eleven employees located in the U.S. and in our laboratory located in Haifa, Israel. In addition, we have several consultants engaged on continuous mandates. Over the next twelve months we plan to increase the number of employees with a greater increase in the Israel locale. We will continue to use a mix of employees and consultants depending on the time commitment required for the particular roles being fulfilled by these personnel.

Subsidiaries

On April 23, 2012, we incorporated Savicell Diagnostic Ltd., a company governed by the laws of Israel.

Intellectual Property

In order to protect our proprietary technologies, we rely on combinations of patent, trademark, copyright, and trade secret protection, as well as confidentiality agreements with employees, consultants, and third parties.

Savicell has been granted approval of its patent, “METHODS OF MONITORING AND ANALYZING METABOLIC ACTIVITY PROFILES > DIAGNOSTIC AND THERAPEUTIC USES OF SAME” from the United States patent office effective as of May 20, 2014 and issued as US Patent No. 8,728,758 and from the European patent office effective as of September 8, 2016. The technology has now received intellectual property protection with a patent approved in the United States, China, Japan and Europe. Furthermore, the patent process is ongoing in several other countries.

Government Regulations

Certain of our activities may be subject to regulatory oversight by the FDA under provisions of the Federal Food, Drug, and Cosmetic Act and regulations thereunder, including regulations governing the development, marketing, labeling, promotion, manufacturing and export of diagnostic products. Failure to comply with applicable requirements can lead to sanctions, including withdrawal of products from the market, recalls, refusal to authorize government contracts, product seizures, civil money penalties, injunctions and criminal prosecution. Certain of activities may be subject to establishment of Clia ’88 certification. We also may be subject an EC certification process, frequently shorthanded as “CE Mark” under the IVDD 98/79/EC.our

U.S. Food and Drug Administration

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

We have not generated any revenue from operations since our incorporation. We expect that our operating expenses will increase over the next 12 months as we continue to ramp-up the scope of our business operations. With our stated goal of completing our clinical testing, furthering our research and development and achieving commercialization of the Technology, the pace of our progress will depend on the quantum of financing raised. As additional financing is raised, we will continue to accelerate the pace of our overall business initiates. Until the amount of financing is known, we cannot precisely forecast the expenditure budget. On December 31, 2016, we had cash and cash equivalents of $452,376. As of December 31, 2016, we had total liabilities of $906,481, the majority of which is represented by debt owing to management that is expected to be converted to common shares and for which management has limited ability to demand payment in cash. If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms.

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

Risks Relating to Our Business

If we are unable to successfully acquire, develop or commercialize new products, our operating results will suffer.

Our future results of operations will depend to a significant extent upon our ability to successfully develop and commercialize new products and businesses in a timely manner. There are numerous difficulties in, developing and commercializing new products, including:

•	our clinical testing is still in progress and development;
•	clinical testing may not be positive;
•	developing, testing and manufacturing products in compliance with regulatory standards in a timely manner;
•	failure to receive requisite regulatory approvals for such products in a timely manner or at all;
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

All biotech companies are subject to extensive, complex, costly and evolving government regulation. For the U.S., this is principally administered by the FDA and to a lesser extent by the DEA and state government agencies, as well as by varying regulatory agencies in foreign countries where products or product candidates are being manufactured and/or marketed. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations, and similar foreign statutes and regulations, govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

Executive Offices

Our executive and head offices are located at 3120 S. Durango Drive, Suite 305, Las Vegas, Nevada 89117. We are presently benefitting from free rental space until such time as our operations ramp up. Once we attain the necessary funding and increase our employee base, we will look for more spacious facilities to meet our growing needs. Our Subsidiary recently opened a new laboratory facility in Haifa, Israel, including sourcing office space in Israel to house the operations of our Subsidiary. On July 20, 2015, Savicell signed an operating lease agreement to lease offices for a period ending July 31, 2018 with an option to renew the lease for an additional period of 2 years. The monthly lease expense is approximately $3,152. Our company pledged a bank deposit which is used as a bank guarantee at an amount of approximately $13,254 to secure its payments under the lease agreement.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common stock is quoted on OTC Pink operated by the OTC Markets Group under the symbol “ONDR”. As of March 31, 2017, our common stock had no trading activity on OTC Pink.

As of March 31, 2017, we had 114,180,828 shares of our common stock issued and outstanding as well as options to acquire up to 17,345,896 shares of our common stock outstanding at per share prices ranging from $0.01 -$0.20. In addition, in respect of certain obligations owing to management or consultants, we have provided such creditors with the right to convert their respective claims into a maximum aggregate amount of 17,303,436 of our common shares at per share prices ranging from $0.055 -$0.20.

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is Nevada Agency and Transfer Company located at 50 West Liberty Street, Suite 880, Reno, Nevada 89501, Telephone (775) 322-0626, Transfer Agent e-mail: info@natco.org.

Holders of Our Common Stock

As of March 31, 2017, we had approximately 150 holders of our common stock.

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

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended December 31, 2016, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Securities authorized for issuance under equity compensation plans.

The following table summarizes certain information regarding our equity compensation plans as at December 31, 2016:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	17,345,896(1)	$0.05	Nil
Total	17,345,896	$0.05	Nil

(1)	A total of 6,154,717 options have been granted pursuant to our 2013 Stock Incentive Plan and 11,191,179 options have been granted outside of the 2013 Stock Incentive Plan.

Stock Option Plan

Effective June 5, 2013 our board of directors adopted and approved the 2013 Stock Incentive Plan and Israeli Appendix. The purpose of the option plan is to enhance the long-term stockholder value of our company by offering opportunities to our directors, officers, key employees, independent contractors and consultants to acquire and maintain stock ownership in our company in order to give these persons the opportunity to participate in our company’s growth and success, and to encourage them to remain in the service of our company. A total of 12,000,000 shares of our common stock are available for issuance under the stock option plan and a total of 6,204,717 stock options have been granted pursuant to the plan.

Issuer Purchases of Equity Securities

During the fiscal year ended December 31, 2016, we did not purchase any of our equity securities.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our management’s discussion and analysis of financial condition and results of operations provides a narrative about our financial performance and condition that should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2016 and related notes thereto.

Plan of Operations

We are an early-stage company. There exists substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our expenses. This is because we have not generated any revenues and no material revenues are anticipated until we further develop our business. There is no assurance we will reach this point.

Our primary objectives for the next twelve month period are to further develop the Technology and to advance the Technology so that it may be appropriate for broader clinical testing. The pace at which we will advance the development of the Technology will depend, in part, on the quantum of additional financing that we are able to raise within the first six months of 2017. Once such amount becomes known, we will be in a position to estimate the overall expenditure profile for the ensuing 12 months.

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

Expenses

For the years ended December 31, 2016 and December 31, 2015, we incurred the following expenses:

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
General and Administrative Expenses	$	$
Accounting Fees	30,000	28,250
Audit & Tax Fees	68,851	54,117
Bank Fees	538	727
Consulting Fees	388,018	372,455
Filing and Transfer Agent Fees	14,208	11,936
Insurance Expense	46,986	48,373
Legal Fees	38,699	57,728
Marketing Expense	-	32,383
Office and Miscellaneous Expense	74,198	89,062
Payroll Expense	45,156	46,785
Rent Expense	3,231	980
Research and Development Expense	1,327,758	1,615,745
Travel Expenses	14,655	8,633
	2,052,298	2,367,174

Our expenses decreased by approximately 13% during the year ended December 31, 2016 compared to the same period in 2015 primarily due to a decreases in overall research and development expense which amount includes the stock compensation expenses related to option grants to employees and consultants whose compensation has been included in the overall research and development category. We did see increases in the audit and tax fees as well as consulting fees although such cost increases were mitigated by reductions in legal fees, office and miscellaneous expense, marketing expense and insurance expense.

Significant changes in the expense items from 2015 to 2016 are summarized as follows.

•

Research and Development (“R&D”) Expense decreased by 18% primarily due to three factors: (a) given that we had completed our obligations in connection with the License Agreement in 2015, there are no milestone payments included in the R&D expense in 2016; (b) with the opening of our laboratory in Haifa in 2016, the scope of activities ramped up and we incurred significantly more payroll and consulting expense in the R&D area; and (c) given that fewer options were granted to R&D personnel in 2016 relative to 2015, the resulting stock compensation expense recognized in 2016 decreased markedly

•	Marketing Expense decreased from $32,383 to $nil as a result of decreased financing activities;

•	Rent Expense increased by 230% as a result of the opening of Savicell’s new laboratory facility in Haifa, Israel;

•	Travel Expense increased by 70% as a result of more frequent travel by our Chief Executive Officer to Israel to oversee operations and meet investors and potential investors.

Liquidity and Capital Resources

Working Capital

	As at December 31, 2016	As at December 31, 2015
Current Assets	$482,970	$1,231,668
Current Liabilities	$177,006	$126,791
Working Capital (deficiency)	$305,964	$1,104,877

Our operations consumed less cash in the year ended December 31, 2016 versus the corresponding period in 2015 primarily due to the absence of contractual payments to Ramot in 2016. However, on a collective basis between our company and Savicell, we raised fewer dollars of new equity capital. Given that the equity raised in 2016 was less than the cash used in operations as well as investing activities, we experienced a decline in our working capital.

Conversions into Common Stock

On October 30, 2012, we announced the entry into a conversion and participation rights agreement with investors who have purchased ordinary shares of our Subsidiary, Savicell (as detailed in our current report on Form 8-K filed with the SEC on November 1, 2012). Pursuant to the agreement, we have permitted investors to convert their shares held in Savicell into shares of our company at 80% of the per share pricing of the first completed financing of over US$500,000 conducted after July 1, 2012. In each case of conversion of shares from Savicell to shares of our company, our proportional interest in Savicell increases as the shareholder tenders to our company their shares of Savicell in return for treasury issued shares of our company. In respect of the above conversion terms:

•	On January 11, 2016 we issued an aggregate of 318,750 shares of common stock converted from shares of our subsidiary Savicell at the conversion price at $0.16 per share of our common stock.

•	On January 12, 2016 we issued an aggregate of 626,875 shares of common stock converted from shares of our subsidiary Savicell at the conversion price at $0.16 per share of our common stock.

•	On January 27, 2016 we issued an aggregate of 810,993 shares of common stock converted from shares of our subsidiary Savicell at the conversion price at $0.16 per share of our common stock.

•	On March 31, 2016 we issued an aggregate of 2,517,561 shares of common stock converted from shares of our subsidiary Savicell at the conversion price at $0.16 per share of our common stock.

•	On April 22, 2016 we issued an aggregate of 1,143,742 shares of common stock converted from shares of our subsidiary Savicell at the conversion price at $0.16 per share of our common stock.

•	On June 13, 2016 we issued an aggregate of 1,115,625 shares of common stock converted from shares of our subsidiary Savicell at the conversion price at $0.16 per share of our common stock.

•	On July 7, 2016 we issued an aggregate of 839,375 shares of common stock converted from shares of our subsidiary Savicell at the conversion price at $0.16 per share of our common stock.

•	On September 1, 2016 we issued an aggregate of 4,653,732 shares of common stock converted from shares of our subsidiary Savicell at the conversion price at $0.16 per share of our common stock.

In the above cases, these funds had been provided to our subsidiary Savicell in prior fiscal periods, so no net cash was provided by these Financing Activities.

On April 18, 2016, we sold 625,000 shares of our common stock at a price of US$0.20 per share for gross proceeds of US$125,000.

On June 14, 2016, we sold 2,500,000 shares of our common stock at a price of US$0.20 per share for gross proceeds of US$500,000.

On July 7, 2016 we issued an aggregate of 50,000 shares of common stock converted from a stock option exercise notice at the conversion price at $0.01 per share of our common stock.

On January 16, 2017, we entered into debt conversion option agreements (each, an “Agreement”) with four subscribers (each, a “Subscriber”) pursuant to which we have agreed to permit the Subscribers to convert an aggregate amount of $172,894.55 (the “Subscription Debt Amount”) owed to them by our company into an aggregate of up to 864,473 shares of common stock of our company (the “Conversion Right”) at a price of $0.20 per share, effective December 31, 2016. Three of the Subscribers are directors and/or officers of our company and have subscribed as follows:

Name of Insider	Subscription Debt Amount	Number of Shares of Common Stock to be Issued Upon Conversion
Giora Davidovits	$75,000.00	375,000
Eyal Davidovits	$33,682.91	168,415
Irit Arbel	$31,811.64	162,000

The Agreements terminate on the earliest of (i) seven years from the date of the Agreements, (ii) the date the Subscriber demands in writing the Subscription Debt Amount in cash from our company, respecting only that portion of the Subscription Debt Amount demanded by the Subscriber; and (iii) the Early Termination Date (defined below). Each Agreement is the third such agreement with each of the Subscribers regarding debt owed to them; the first such agreement for each was dated April 15, 2015.

At any time while our company’s shares are listed on a United States stock exchange or quotation system (the “Exchange”), if the average volume over a period of 30 trading days on the Exchange totals 50,000 shares traded per day and the market capitalization of our company’s shares based on the trading price on each such trading day totals a minimum of $100,000,000, we may provide notice to the Subscriber that the Subscriber’s Conversion Right will be terminated in ten (10) business days (the “Early Termination Date”). In the event that we deliver such notice to the Subscriber and the Subscriber does not exercise the Conversion Right in the 10 business days following delivery of such notice, the Conversion Right will have terminated on the Early Termination Date.

Cash Flows

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
	$	$
Net (loss) for the period	(2,232,021)	(2,589,234)
Net Cash (Used in) Operating Activities	(1,445,523)	(1,560,843)
Net Cash Provided by Financing Activities	784,250	2,509,899
Net Cash Provided by (Used in) Investing Activities	(16,733)	(73,442)
Cash and Cash equivalents, End of Period	452,376	1,206,809

Cash Used In Operating Activities

The decrease in cash used in operating activities compared to the same period last year is due to an overall decrease in expenses incurred, primarily related to the fact that there was no payment to Ramot during the year ended December 31, 2016 whereas there had been a material such payment during the comparable period in 2015 that served to increase the research and development expense prior to the allocation of certain employees’ compensation to research and development expense.

Cash from Financing Activities

The decrease in cash provided by financing activities compared to the same period last year results from fewer equity financings completed by ourselves and Savicell during the year ended December 31, 2016 compared to the corresponding period of 2015. In 2015, we and Savicell realized equity financings of $1,800,812 and $709,087 respectively. By contrast, in 2016 all the equity financing was realized by ourselves and amounted to only $784,250 (including $500 generated by the exercise of vested stock options).

Cash Provided by (Used in) Investing Activities

The decrease in cash used in investing activities compared to the same period last year results from the decreased purchase of assets used in the furtherance of Savicell’s research and development.

22

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at December 31, 2016, our company has accumulated deficit of $9,982,269 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next 12 months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended December 31, 2016, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Not applicable.

23

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

24

MNP LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Online Disruptive Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Online Disruptive Technologies, Inc. and its subsidiary (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, statements of (deficiency) equity, and cash flows for each of the years in the two-year period ended December 31, 2016. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company generated negative cash flows from operating activities during the past year. The Company has an accumulated deficit of $9,982,269 as at December 31, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Vancouver, Canada
March 29, 2017

MNP LLP, Chartered Professional Accountant

Praxity GLOBAL ALLIANCE OF INDEPENDENT FIRMS
AON BEST EMPLOYER PLATINUM | CANADA
ACCOUNTING › CONSULTING › TAX
SUITE 2200, MNP TOWER, 1021 WEST HASTINGS STREET, VANCOUVER B.C., V6E 0C3
1.877.688.8408 T: 604.685.8408 F: 604.685.8594 MNP.ca

ONLINE DISRUPTIVE TECHNOLOGIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016

Online Disruptive Technologies, Inc.
Consolidated Balance Sheets
(U.S. Dollars)

	December 31, 2016	December 31, 2015
	$	$
ASSETS

Current Assets
Cash and Cash Equivalents	452,376	1,205,928
Prepaid expenses	1,687	3,532
VAT Receivable	28,907	22,208
Total Current Assets	482,970	1,231,668

Restricted cash (Note 9 (4))	20,857	12,814
Fixed Assets (Note 3)	55,444	58,321
Total Assets	559,271	1,302,803

LIABILITIES

Current Liabilities
Accounts Payable	61,356	54,674
Accrued Liabilities	115,650	72,117

Total Current Liabilities	177,006	126,791

Convertible debentures (Note 6)	729,475	380,199
Total Liabilities	906,481	506,990

(DEFICIT)/EQUITY

Authorized: 20,000,000 Preferred Shares, par value $0.001 500,000,000 Common Shares, par value $0.001 Issued and outstanding: Nil Preferred Shares 114,180,828 Common Shares (December 31, 2015: 98,979,174 Common Shares)	98,581	83,379
Additional Paid-in Capital	9,568,625	8,715,819
Accumulated Other Comprehensive Loss	(88,180)	(88,720)
Deficit	(9,982,269)	(8,026,578)
(Deficit)/Equity Attributable to Shareholders of the Company	(403,243)	683,900

Non-Controlling Interests	56,033	111,913
Total (Deficit)/Equity	(347,210)	795,813

Total Liabilities and (Deficit)/Equity	559,271	1,302,803

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(U.S. Dollars)

	Year Ended	Year Ended December
	December 31, 2016	31, 2015
General and Administrative Expenses	$	$
Accounting Fees	30,000	28,250
Audit & Tax Fees	68,851	54,117
Bank Fees	538	727
Consulting Fees	388,018	372,455
Filing and Transfer Agent Fees	14,208	11,936
Insurance Expense	46,986	48,373
Legal Fees	38,699	57,728
Marketing Expense	-	32,383
Office and Miscellaneous Expense	74,198	89,062
Payroll Expense	45,156	46,785
Rent Expense	3,231	980
Research and Development Expense (Note 2(k), Note 4)	1,327,758	1,615,745
Travel Expenses	14,655	8,633
	2,052,298	2,367,174

Other Expense
Interest Accretion	176,382	182,448
Interest Expense	468	2,415
Foreign Currency Loss	2,873	37,197
Net Loss for the year	(2,232,021)	(2,589,234)

Other Comprehensive Income
Currency translation adjustments	540	5,245
Comprehensive Loss for the year	(2,231,481)	(2,583,989)

Net (Loss) attributable to:
Common Stockholders	(1,955,691)	(2,141,671)
Non-Controlling Interests	(276,330)	(447,563)
	(2,232,021)	(2,589,234)
Net Comprehensive Loss Attributable to:
Common Stockholders	(1,955,218)	(2,137,333)
Non-Controlling Interests	(276,263)	(446,656)
	(2,231,481)	(2,583,989)

Basic and Diluted Net Loss per Common Share	(0.01)	(0.01)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	107,753,316	91,672,129

The accompanying notes are an integral part of these consolidated financial statement

Online Disruptive Technologies, Inc.
Consolidated Statements of (Deficiency) Equity
For the years ended December 31, 2016 and 2015
(U.S. Dollars)

											Total
							Accumulated				Common
	Common Stock				Additional		Other				Shareholders		Non-		Total
					Paid In		Comprehensive				(Deficiency)/		Controlling		Equity
	Shares		Amount		Capital		Income		(Deficit)		Equity		Interests		(Deficiency)

		$		$		$		$		$		$		$

Balance December 31, 2014	82,636,433		67,036		5,144,387		(93,964)		(5,884,907)		(767,448)		227,425		(540,023)

Shares issued for cash at $0.20 per share	9,050,000		9,050		1,800,950						1,810,000				1,810,000
Shares issued for investment in Savicell at $0.16	6,248,672		6,249		993,538						999,787				999,787
Conversion of debt for shares	462,890		463		55,146						55,609				55,609
Stock options exercised for Shares	581,179		581		5,231						5,812				5,812
Stock option expense					486,592						486,592				486,592
Gain/Loss on conversion of debt to options					852,418						852,418				852,418
Change in ownership of Savicell					(607,443)						(607,443)		332,051		(275,392)
Foreign currency translation adjustment							5,244				5,244				5,244
Share issuance cost					(15,000)						(15,000)				(15,000)

Net loss for the year									(2,141,671)		(2,141,671)		(447,563)		(2,589,234)

Balance December 31, 2015	98,979,174		83,379		8,715,819		(88,720)		(8,026,578)		683,900		111,913		795,813

Shares issued for cash at $0.20 per share	3,125,000		3,125		621,875						625,000				625,000
Shares issued for investment in Savicell at $0.16	12,026,654		12,027		1,912,239						1,924,266				1,924,266
Stock options exercised for Shares	50,000		50		450						500				500
Share subscription received (Note 7)					158,750						158,750				158,750
Stock option expense					312,187						312,187				312,187
Change in ownership of Savicell (Note 7)					(2,152,695)						(2,152,695)		220,450		(1,932,245)
Foreign currency translation adjustment							540				540				540

Net loss for the year									(1,955,691)		(1,955,691)		(276,330)		(2,232,021)

Balance December 31, 2016	114,180,828		98,581		9,568,625		(88,180)		(9,982,269)		(403,243)		56,033		(347,210)

The accompanying notes are an integral part of these consolidated financial statement.

Online Disruptive Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(U.S. Dollars)

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015
Cash flow from Operating Activities	$	$
Net loss for the year	(2,232,021)	(2,589,234)
Adjustment for items not involving cash:
Stock-Based Compensation	312,187	486,592
Foreign exchange gain/loss	2,873	10,960
Depreciation – fixed assets	12,697	6,199
Debt settlement for Consulting Services	65,632	90,610
Interest accretion	176,382	182,448
Changes in non-cash working capital items:
Decrease(increase) in VAT receivable	(6,363)	166
(Decrease) in prepaid expense	1,845	2,277
Increase (decrease) in accounts payable and accrued liabilities	221,245	249,258
Net cash (used in) operating activities	(1,445,523)	(1,560,724)
Cash flow from financing activities
Common shares issued, net of issuance costs	784,250	1,800,812
Common shares issued by subsidiary	-	709,087
Net cash provided by financing activities	784,250	2,509,899
Cash flow from investing activities
Cash utilized in purchase of assets	(8,920)	(60,628)
Cash restricted for office lease and bank	(7,853)	(12,814)
Net cash provided by (used in) investing activities	(16,773)	(73,442)

Effects of exchange rate changes on cash and cash equivalents	(75,506)	340

Net Increase in cash and cash equivalents	(753,552)	876,073
Cash and cash equivalents, beginning of year	1,205,928	329,855
Cash and cash equivalents, end of year	452,376	1,205,928
Supplementary Information
Interest Paid	-	-
Income Taxes Paid	-	-

Supplemental disclosure with respect to cash flows (Note 11)

The accompanying notes are an integral part of these consolidated financial statements

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2016

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

These consolidated financial statements have been prepared with the ongoing assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital balance of $305,964 as at December 31, 2016 (working capital balance 2015 –$1,104,876) and an accumulated deficit of $9,982,269. Furthermore, additional future losses are anticipated which raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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
December 31, 2016

Note 2 - Significant Accounting Policies

a)	Basis of Presentation

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) and are expressed in United States dollars, unless otherwise noted. All adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows as at December 31, 2016 have been included.

b)	Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its 86.13% (December 31, 2015-77.00%) interest in Savicell. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

In the year ended 2013, Savicell’s functional currency was the U.S. dollar. During the year 2014, with the increased volume of transactions in the local currency, the management reassessed Savicell’s functional currency to NIS based on the change in facts and effective as of January 1, 2014. Such change is still appropriate in 2016.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2016

Note 2 - Significant Accounting Policies (Continued)

d)	Foreign Currency Translation (continued)

As a result of the functional currency change discussed above, a cumulative translation adjustment of $540 is included in accumulated other comprehensive income and will only be adjusted in the event of a full or partial disposition of the Company's investment in Savicell.

e)	Cash and Cash Equivalents

Cash and cash equivalents consist entirely of readily available cash balances. There were no cash equivalents as of December 31, 2016 and 2015.

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2016, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2016

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

Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Stock options are considered to be common stock equivalents and were not included in the net loss per share calculation for the year ended December 31, 2016 and 2015 because the inclusion of such underlying shares would have had an anti-dilutive effect.

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

As at December 31, 2016, the fair value of cash and cash equivalents was measured using Level 1 inputs.

The Company’s financial instruments are cash and cash equivalents, restricted cash, VAT receivables, accounts payable and accrued liabilities and convertible debentures. The recorded values of cash and cash equivalents and accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The Company believes the recorded values of convertible debentures, net of the discount, approximate the fair value as the interest rate (stated or effective) approximates market rates for similar types of instruments.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2016

Note 2 - Significant Accounting Policies (Continued)

k)	Research and Development Costs

In 2016, all research and development costs are charged to expense as incurred. The majority of these costs are in-house expenses related to consulting fees, materials, salaries of employees working on the R&D projects, rent and legal expenses related to patents. A breakdown of the R&D costs is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015
Research and Development Expenses	$	$
Consulting fees	84,013	17,755
Legal fees	15,221	7,760
Office and Miscellaneous Expense	15,548	7,757
Payroll expense	739,500	459,498
R&D materials and supplies	132,207	617,613
Rent	29,082	8,820
Share-based compensation	312,187	486,591
Total	1,327,758	1,615,745

Savicell’s financing commitment related to the License and Research Funding Agreement (as defined in Note 4 below) entered into with Ramot at Tel Aviv University was completely fulfilled by December 31, 2015.

l)	Fixed Assets

Equipment is recorded at cost and are amortized over their estimated useful life of 3-15 years on a straight-line basis. The amortization rates applicable to each category of property and equipment are as follows:

Class of Properties	Amortization Rate
Furniture and Fixtures	15-year; straight-line basis
Computer Equipment	3 to 4-year; straight-line basis
Lab Equipment	3 to 15-year; straight-line basis

m)	Convertible debentures

Convertible debentures, for which the embedded conversion feature does not qualify for derivative treatment, is evaluated to determine if the effective or actual rate of conversion per the terms of the convertible note agreement is below market value. In these instances, the Company accounts for the value of the beneficial conversion feature as a debt discount, which is then accreted to interest expense over the life of the related debt using the effective interest method.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2016

Note 2 - Significant Accounting Policies (Continued)

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The ASU provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is "substantial doubt about the entity's ability to continue as a going concern." The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter and early adoption is permitted. The Company has adopted the methodologies prescribed by this ASU by the date required and there is no material impact on the Company’s consolidated financial statements.

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2016

Note 2 - Significant Accounting Policies (Continued)

o)	Recently Adopted Accounting Pronouncements (continued)

In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). In August 2015, FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-03 will require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the debt. ASU 2015-15 allows an entity to present debt issuance costs associated with a revolving line of credit arrangement as an asset, regardless of whether a balance is outstanding. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03 or ASU 2015-15. These ASU’s are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted. ASU 2015-03 requires the Company to reclassify its deferred financing costs associated with its long-term debt from other assets to long-term debt on a retrospective basis. The new standard does not affect the Company’s results of operations or cash flows. The Company adopted ASU 2015-15 on January 1, 2016 and the adoption of this pronouncement did not have a material effect on the Company's consolidated financial position or results of operations.

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
December 31, 2016

Note 2 - Significant Accounting Policies (Continued)

p)	Recently Issued Accounting Pronouncements (continued)

On March 30, 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. The ASU simplifies several aspects of the accounting for employee share-based payment transactions.

ASU 2016-09 is effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company has the adopted the methodologies prescribed by this ASU by the date required and there is no material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for public business entities for fiscal years beginning after 15 December 2017, and interim periods within those years. For all other entities, it is effective for fiscal years beginning after 15 December 2018, and interim periods within fiscal years beginning after 15 December 2019. Early adoption is permitted. Entities will have to apply the guidance retrospectively, but if it is impracticable to do so for an issue, the amendments related to that issue would be applied prospectively. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements, if any.

On November 17, 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. Entities will be required to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements, if any.

Note 3 – Property, Plant and Equipment

As of December 31, 2016, the fixed assets balance on the financial statement consist of the following:

	Furniture and	Computer
Cost:	Fixtures	Equipment	Lab Equipment	Total
December 31, 2015	$1,637	$19,117	$43,759	$64,513
Additions	1,859	7,372	673	9,904
December 31, 2016	$3,496	$26,489	$44,432	$74,417

	Furniture and	Computer
Amortization:	Fixtures	Equipment	Lab Equipment	Total
December 31, 2015	$-	$3,769	$2,423	$6,192
Additions	94	6,876	5,811	12,781
December 31, 2016	$94	$10,645	$8,234	$18,973

	Furniture and	Computer
Net Book Value:	Fixtures	Equipment	Lab Equipment	Total
December 31, 2015	$1,637	$15,348	$41,336	$58,321
December 31, 2016	$3,402	$15,844	$36,198	$55,444

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
December 31, 2016

Note 4 – License and Research Funding Agreement (Continued)

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

During the year ended December 31, 2016, Savicell incurred research and development costs of $1,327,758 (2015 -$1,615,745) which were included in the consolidated statements of operations and comprehensive loss.

Note 5 – Related Party Transactions

The Company completed the following related party transactions:

During the year ended December 31, 2016, the Company incurred consulting fees and salaries of $581,943 (December 31, 2015 - $538,072) payable to its directors and officers. The Company incurred consulting fees payable to a company controlled by a former director/officer of $108,000 (December 31, 2015 - $108,000).

As at December 31, 2016, included in accounts payable and accrued liabilities are amounts of $6,300 (December 31, 2015 - Nil) that was payable to a company controlled by a former director/officer of the Company and $34,609 (December 31, 2015-$16,325) that was payable to current officers or directors of the Company.

As at December 31, 2016, the Company settled debts to its directors and officers in the aggregate amount of $172,895 with an unsecured and non-interest bearing convertible debenture (Note 6).

On November 4, 2011, the Company entered into a loan Agreement (“Loan Agreement”) with a shareholder of the Company to settle a loan payable in the amount of $74,062. Pursuant to the Loan Agreement, the terms of repayment were amended to specify that ten per cent (10%) of the gross proceeds of any prospective debt or equity financing undertaken by ODT would be applied to the repayment of the principal of this loan until fully repaid. The term loan was unsecured, non-interest bearing and required that any balance remaining outstanding on November 4, 2016 would then be fully due and payable.

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
December 31, 2016

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

On December 31, 2016, the Company entered into debt conversion option agreements with two directors, one consultant and one employee of the Company pursuant to which the Company collectively settled debts in the aggregate amount of $172,895 with an unsecured and non-interest bearing convertible debenture. Pursuant to the agreements, these individuals may convert a portion or all of the debt amounts into common shares of the Company at a price per share of $0.20 over a seven-year term.

The Company evaluated these convertible debentures for derivatives and determined that they do not qualify for derivative treatment. The Company then evaluated the debenture for beneficial conversion features and determined that the convertible loan issued on April 15, 2015 does contain beneficial conversion features. The aggregate intrinsic value of the beneficial conversion features was determined to be $852,418. This amount was recorded as a debt discount on April 15, 2015 that is being amortized over the life of the debenture at effective interest rate of 77%. Total debt discount amortization during the year ended December 31, 2016 was $368,496. (December 31, 2015 – $192,114)

	December 31, 2015	Additions	December 31, 2016

Convertible debentures	$1,040,503	$172,894	$1,213,397
Convertible discount	(852,418)	-	(852,418)
Net convertible debentures	188,085	172,894	360,979
Interest accretion	192,114	176,382	368,496
Balance	$380,199	$349,276	$729,475

Note 7 –Equity

Common shares

The Company has authorized 500,000,000 common shares at par value of $0.001 per share.

On April 19, 2015, the Company issued 3,550,000 common shares at $0.20 per share for total proceeds of $710,000.

On May 22, 2015, the Company issued 500,000 common shares at $0.20 per share for total proceeds of $100,000.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2016

Note 7 –Equity (Continued)

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2016

Note 7 –Equity (Continued)

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

For the year ended December 31, 2016, the Company recorded share issue cost of $nil (December 31, 2015 - $15,000) for the shares issued.

In December 2016, the Company received $158,750 toward the subscription for 793,750 common shares. The shares have not yet been issued subsequent to the year-end.

As at December 31, 2016, the Company has 114,180,828 common shares issued and outstanding.

Preferred Shares

The Company has authorized 20,000,000 preferred shares at a par value of $0.001 per share. No preferred shares have been issued by the Company and accordingly none are outstanding.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2016

Note 7 –Equity (Continued)

Stock Options

On May 28, 2013, the Company granted a total of 962,358 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share and may be exercised for five years. A quarter of the options will vest on each of the first four anniversaries of the date of initial grant.

The options were valued based on the Black Scholes model. On June 22, 2015, 481,179 of these options were exercised at $0.01 per share for total proceeds of $4,812. For the year ended December 31, 2016, the Company recorded stock based compensation of $17,628 (2015: $112,888) for such options.

On August 22, 2013, the Company granted a total of 800,000 stock options to a consultant. The stock options are exercisable at the exercise price of $0.01 per share and may be exercised for five years. 480,000 of the options so granted will vest as to one quarter of such options at the end of each completed year that the consultant provides the services. The remaining 320,000 options will be fully vested when the consultant has completed the provision of a minimum of 600 blood samples of lung cancer and control patients during the 4 years from August 22, 2013. One twelfth of these options will vest upon each 50 blood samples having been delivered by the consultant to the Company. The options were valued based on the Black Scholes model. For the year ended December 31, 2016, the Company recorded stock based compensation of $28,419 (2015: $72,453) for such options.

On November 11, 2013, the Company granted a total of 1,924,717 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share and may be exercised for seven years. A quarter of the options will vest immediately and a quarter on each of the first three anniversaries of the date of initial grant. The options were valued based on the Black Scholes model. For the year ended December 31, 2016, the Company recorded stock based compensation of $26,364 (2015: $154,271) for such options.

On January 1, 2014, the Company granted a total of 500,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share and may be exercised for five years. A quarter of the options will vest immediately and a quarter will vest at end of each completed year that the consultant provides the services. The options were valued based on the Black Scholes model. For the year ended December 31, 2016, the Company recorded stock based compensation of $10,585 (2015: $52,865) for such options.

On May 4, 2014 the Company granted a total of 150,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share and may be exercised for seven years. One third of the options will vest at end of each completed year that the consultant provides the services. The options were valued based on the Black Scholes model. For the year ended December 31, 2016, the Company recorded stock based compensation of $208 (2015: $982) for such options.

On May 15, 2014 the Company granted a total of 150,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share and may be exercised for five years. 25,000 of the options will vest immediately. Furthermore, 75,000 and 50,000 of the options respectively will vest on the first and second anniversaries that the consultant provides the services. The options were valued based on the Black Scholes model. For the year ended December 31 2016, the Company recorded stock based compensation of ($12) (2015: $24,016) for such options. In addition, on June 23, 2015, 100,000 of these options were exercised at $0.01 per share for total proceeds of $1,000.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2016

Note 7 –Equity (Continued)

On August 4, 2015 the Company granted a total of 150,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for six years. One third of the options will vest at end of each of June 21, 2016, June 21, 2017 and June 21, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the year ended December 31 2016, the Company recorded stock based compensation of $9,347 (2015: $5,413) for such options.

In August 2015 the Company granted a total of 1,730,000 stock options to four advisors of the Company. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for six-seven years. One third of the options will vest at end of each completed year for which the consultant provides the services. The options were valued based on the Black Scholes model. For year ended December 31, 2016, the Company recorded stock based compensation of $107,843 (2015: $53,701) for such options.

On September 1, 2015 the Company granted a total of 150,000 stock options to two employees. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest at the grant date of each of September 1, 2015, September 1, 2016 and September 1, 2017 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For year ended December 31, 2016, the Company recorded stock based compensation of $12,098 (2015: $4,879) for such options.

On November 22, 2015 the Company granted a total of 50,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest at the grant date of each of November 22, 2016, November 22, 2017 and November 22, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model.

For year ended December 31, 2016, the Company recorded stock based compensation of $4,482 (2015: $500) for such options.

On December 1, 2015 the Company granted a total of 125,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest at the grant date of each of December 1, 2016, December 1, 2017 and December 1, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For year ended December 31, 2016, the Company recorded stock based compensation of $11,393 (2015: $978) for such options.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2016

Note 7 –Equity (Continued)

On December 6, 2015 the Company granted a total of 100,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest at the grant date of each of December 6, 2016, December 6, 2017 and December 6, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For year ended December 31, 2016, the Company recorded stock based compensation of $9,436 (2015: 677) for such options.

On February 15, 2016 the Company granted a total of 50,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the year ended December 31, 2016, the Company recorded stock based compensation of $2,894 for such options.

On March 7, 2016 the Company granted a total of 75,000 stock options to two employees. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For year ended December 31, 2016, the Company recorded stock based compensation of $4,425 for such options.

On May 5, 2016 the Company granted a total of 150,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for ten years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the year ended December 31, 2016, the Company recorded stock based compensation of $13,385 for such options.

On June 6, 2016 the Company granted a total of 800,000 stock options to a consultant. The stock options are exercisable at the exercise price of $0.20 per share and may be exercised for five years. 480,000 of the options so granted will vest as to one quarter of such options at the end of each completed year that the consultant provides the services. The remaining 320,000 options will be fully vested when the consultant has completed the provision of a minimum of 600 blood samples of lung cancer and control patients during the 4 years following June 6, 2016. One twelfth of these options will vest upon each 50 blood samples having been delivered by the consultant to the Company. The options were valued based on the Black Scholes model. For the year ended December 31, 2016, the Company recorded stock based compensation of $23,746 for such options.

On November 1, 2016, the Company granted a total of 360,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One half of the options will vest immediately and one-half shall vest on the on the first anniversary date of grant provided the grantee remains a board member of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the year ended December 31, 2016, the Company recorded stock based compensation of $29,946 for such options.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2016

Note 7 –Equity (Continued)

The fair value of each option grant is calculated using the following assumptions:

	2016	2015
Expected life – year	3-10	3-7
Interest rate	0.73 – 2.45%	0.97 – 2.09%
Volatility	65.99-99.04%	62.86 – 94.97%
Dividend yield	--%	--%
Forfeiture rate	--%	--%

	Number of Options	Weighted	Expire date
		Average Exercise
		Price
Balance, December 31, 2014	14,237,075	$0.01

Exercised, on June 23, 2015	(481,179)	0.01
Exercised, on June 25, 2015	(100,000)	0.01
Granted, on August 4, 2015	150,000	0.20	May 4, 2022
Granted, on August 7, 2015	1,610,000	0.20	August 7, 2022
Granted, on August 25, 2015	120,000	0.20	August 25, 2022
Granted, on September 1, 2015	150,000	0.20	September 1, 2022
Granted, on November 22, 2015	50,000	0.20	November 22, 2022
Granted, on December 1, 2015	125,000	0.20	December 1, 2022
Granted, on December 6, 2015	100,000	0.20	December 6, 2022
Balance, December 31, 2015	15,960,896	$0.04
Granted, on February 15, 2016	50,000	0.20	February 15, 2023
Granted, on March 7, 2016	75,000	0.20	March 7, 2023
Granted, on May 5, 2016	150,000	0.20	May 5, 2026
Granted, on June 6, 2016	800,000	0.20	June 6, 2021
Exercised, on July 7, 2016	(50,000)	0.01
Granted, on November 1, 2016	360,000	0.20	October 31, 2023
Balance, December 31, 2016	17,345,896	$0.05

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2016

Note 7 –Equity (Continued)

	Outstanding as at December 31, 2016			Exercisable as at December 31, 2016

			Weighted			Weighted
		Weighted	Average		Weighted	Average
Exercise		Average	Remaining		Average	Remaining
Price	Number of	Exercise	Contractual	Number of	Exercise	Contractual
	Options	Price	Life (years)	Options	Price	Life (years)

$0.01	9,750,000	$0.01	5.67	9,750,000	$0.01	5.67
0.01	481,179	0.01	1.41	240,589	0.01	1.41
0.01	800,000	0.01	1.64	680,001	0.01	1.64
0.01	1,924,717	0.01	3.87	1,924,717	0.01	3.87
0.01	500,000	0.01	2.00	500,000	0.01	2.00
0.01	150,000	0.01	4.34	100,000	0.01	4.34
0.20	150,000	0.20	4.34	50,000	0.20	4.34
0.20	120,000	0.20	5.65	40,000	0.20	5.65
0.20	1,610,000	0.20	5.60	536,667	0.20	5.60
0.20	150,000	0.20	5.67	100,000	0.20	5.67
0.20	50,000	0.20	5.90	16,667	0.20	5.90
0.20	125,000	0.20	5.92	41,667	0.20	5.92
0.20	100,000	0.20	5.93	33,333	0.20	5.93
0.20	50,000	0.20	6.13	-	-	-
0.20	75,000	0.20	6.18	-	-	-
0.20	150,000	0.20	9.35	30,000	0.20	9.35
0.20	800,000	0.20	4.43	26,667	0.20	4.43
0.20	360,000	0.20	6.84	180,000	0.20	6.84
	17,345,896	$0.05	5.03	14,250,308	$0.02	5.04

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2016

Note 7 –Equity (Continued)

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2016

Note 7 –Equity (Continued)

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

During the year ended December 31, 2016, Savicell investors exchanged 1,132 Savicell shares for 12,026,654 of ODT common shares with ODT receiving the Savicell shares so exchanged. As at December 31, 2016, Savicell received $1,786,656 from ODT and issued 1,051 shares to ODT in return. Following these share issuances, the Company, the Warrant holder and the Savicell investors held underlying interests in the equity of Savicell of 86.13%, 11.72% and 2.15%, respectively (December 31, 2015-77%, 12.6% and 10.4%) . As a result, ODT’s shareholding increased, which decreased the additional paid-in capital by 2,152,695 during the year.

Savicell’s Common Shares

	Number	Amount
	of Shares
Balance, December 31, 2013	13,209	$2,454,192
Issued for cash pursuant to share subscriptions	183	310,977
Balance, December 31, 2014	13,392	2,765,169
Issued for cash pursuant to share subscriptions	730	1,241,171
Shares issued to settle inter-company debts	203	345,198
Share subscription receivable	(313)	(532,084)
Balance, December 31, 2015	14,012	3,819,454
Shares issued to settle inter-company debts	1,051	1,786,656
Balance, December 31, 2016	15,063	$5,606,110

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2016

Note 7 –Equity (Continued)

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

The following table reconciles the income tax benefit at the U.S. Federal statutory rate to income tax benefit at the Company's effective tax rates.

	For the year ended	For the year ended
	December 31, 2016	December 31, 2015
	$	$
Net loss before taxes	(2,232,021)	(2,589,234)
Statutory tax rate	34%	34%
Income tax recovery	(758,887)	(880,340)
Non-deductible item	77,623	131,208
Change in estimates	-	(515,645)
Change enacted tax rate	-	20,367
Foreign tax rate difference	122,231	142,616
Discount on convertible debenture	-	289,824
Change in valuation allowance	559,033	811,970
Income tax expense (recovery)	-	-

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Deferred tax assets (liabilities) at December 31, 2016 and 2015 are comprised of the following:

	December 31, 2016	December 31, 2015
	$	$
Loss carry forwards	3,811,063	3,312,236
Convertible debenture	(148,971)	(209,177)
Valuation allowance	(3,662,092)	(3,103,059)
Deferred tax assets	-	-

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2016

Note 8 – Income Taxes (Continued)

As at December 31, 2016, the Company's US net operating loss carry forwards total $7,912,409 (2015 - $7,356,417),subject to the final determination by taxation authorities. These losses expire as follow:

Year	Total
2029	$3,163
2030	69,495
2031	98,143
2032	4,426,198
2033	1,019,303
2034	1,186,199
2035	553,916
2036	555,992
$7,912,409

As at December 31, 2016, the Company's Israeli net operating loss carry forwards total $4,483,377 (2015 – $3,244,221), subject to the final determination by taxation authorities. These losses carry forward indefinitely. The deferred tax assets have not been recognized because at this stage of the Company’s development, it is not determinable that future taxable profit will be available against which the Company can utilize such deferred tax assets.

Note 9 – Commitments and Guarantees

The Company did not become a guarantor to any parties as at December 31, 2016.

1.

On September 11, 2012, ODT signed an employment agreement with Giora Davidovits, its chief executive officer and President, which agreement entailed an effective date of September 1, 2012. In return for acting as its chief executive officer, the Company will provide Mr. Davidovits an annual salary of $250,000 together with other benefits and the potential for additional bonuses as declared from time to time by the Company’s board of directors. The agreement is effective until August 31, 2017 unless terminated early in accordance with the termination provisions contained within the employment agreement and subject to agreed severance amounts. In connection with the execution of the employment agreement, the Company issued to Giora Davidovits options to purchase 3,750,000 common shares at a price per share of $0.01. The options are exercisable for 10 years. Mr. Davidovits is eligible for subsequent option grants at the discretion of the board of directors.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2016

Note 9 – Commitments and Guarantees (Continued)

2.

On October 30, 2012, ODT and Savicell signed an employment agreement with Eyal Davidovits, its chief operating officer, which agreement entailed an effective date of September 1, 2012. In return for acting as its chief operating officer, the Company will provide Mr. Davidovits an annual salary of $112,324 (NIS 432,000), together with other fringe benefits including those related to the use of an automobile, health insurance, contributions to government run retirement programs and the potential for additional bonuses as declared from time to time by the Company’s board of directors. The agreement is effective until August 31, 2017 unless terminated early in accordance with the termination provisions contained within the employment agreement and subject to agreed severance amounts. In connection with the execution of the employment agreement, the Company issued to Eyal Davidovits options to purchase 2,750,000 common shares at a price per share of $0.01. The options are exercisable for 10 years. Mr. Davidovits is eligible for subsequent option grants at the discretion of the board of directors.

3.

On November 8, 2012, ODT and Savicell signed an employment agreement with Dr. Irit Arbel, its vice president, research and development, which agreement entailed an effective date of September 1, 2012. In return for acting as its new vice president, research and development officer, the Company will provide Dr. Arbel an annual salary of $106,084 (NIS 408,000) together with other fringe benefits, health insurance, contributions to government run retirement programs and the potential for additional bonuses as declared from time to time by the Company’s board of directors. The agreement is effective until August 31, 2017 unless terminated early in accordance with the termination provisions contained within the employment agreement and subject to agreed severance amounts. In connection with the execution of the employment agreement, the Company issued to Irit Arbel options to purchase 2,000,000 common shares at a price per share of $0.01. The options are exercisable for 10 years. Dr. Arbel is eligible for subsequent option grants at the discretion of the board of directors.

4.

On July 20, 2015, the Company signed an operating lease agreement to lease offices for a period ending July 31, 2018 with an option to renew the lease for an additional period of 2 years. The monthly lease expense is $3,152 (NIS 12,121). Future minimum lease commitment under the operating lease agreement is approximately $59,888 (NIS 339,388). The Company pledged a bank deposit which is used as a bank guarantee at an amount of $13,254 (NIS 50,000) to secure its payments under the lease agreement.

The minimum future payments for the above commitments are as follows:

	Consulting fee and
Year	Salaries	Office rent	Total

2017	$312,272	$37,824	$350,096
2018	-	22,064	22,064
Total	$312,272	$59,888	$372,160

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2016

Note 10 – Geographic Information

The Company’s head office is located in the United States (“US”). The operations of the Company are primarily in two geographic areas: the US and Israel. A summary of geographical information for the Company’s long lived assets is as follows:

Year ended December 31, 2016	US	Israel	Total
Long-live assets	$-	$55,444	$55,444

Year ended December 31, 2015	US	Israel	Total
Long-live assets	$-	$58,321	$58,321

Note 11 – Supplemental Disclosure with Respect to Cash Flows

	December 31, 2016	December 31, 2015
	$	$
Convertible debentures issued for debt	172,894	1,040,503

Note 12 – Subsequent Events

1.	On February 22, 2017, the Company received $30,000 toward the subscription for 150,000 common shares of the Company.

2.	On March 20, 2017, the Company received $50,000 toward the subscription for 250,000 common shares of the Company.

Note 13 – Comparative Information

Comparative figures related to the R&D expenses have been reclassified to conform to the current year’s presentation.

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

Our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2016 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2016 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Our company plans to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2017: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Our directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Giora Davidovits	Chief Executive Officer, President, Secretary, Treasurer and Director Chief Financial Officer	62	July 30, 2012 October 2, 2012
David Eyal Davidovits	Vice President Business Development Chief Operations Officer Director	49	April 5, 2012 July 30, 2012 November 7, 2012
Irit Arbel	Executive Vice President, Research and Development	56	July 30, 2012
Benjamin Cherniak	Director	48	August 4, 2010

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2016, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

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

5.

being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 11. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2016;
(b)

each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2015 who had total compensation exceeding US $100,000;

(c)	and up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2016,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2016 and 2015, are set out in the following summary compensation table (in USD):

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Giora Davidovits CEO, CFO, President, Secretary, Treasurer and Director	2016 2015	$250,000 $250,000	Nil Nil	Nil Nil	Nil Nil	$27,388 Nil	Nil Nil	Nil Nil	$277,388 $250,000
David Eyal Davidovits VP Business Development, COO, and Director	2016 2015	$112,276 $111,392	Nil Nil	Nil Nil	Nil Nil	52,783 36,759	Nil Nil	Nil Nil	$165,059 $148,151
Irit Arbel Executive Vice President	2016 2015	$106,039 $105,203	Nil Nil	Nil Nil	Nil Nil	33,457 34,718	Nil Nil	Nil Nil	$139,496 $139,921

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
(d)	eligibility for participation in our company’s bonus plan, which is based on the achievement of performance goals established with the mutual consent of our company and Mr. Davidovits.

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

(d)

the option of one of the following compensation for any costs associated with his car travel: (i) we agreed to lease a car and pay for all related expenses up to NIS 4,000 net per month; or (ii) Mr. Davidovits agreed to use his car for work related matters as required for the performance of his job, and we agreed to grant a car allowance of NIS 4,000 net per month;

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

Outstanding Equity Awards at Fiscal Year-End of Named Executive Officers

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2016:

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

Director Compensation

The following is a summary of the compensation payable to our directors, who are not named executive officers for the fiscal year ended December 31, 2016:

DIRECTOR COMPENSATION
Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Benjamin Cherniak	Nil	Nil	Nil	Nil	Nil	Nil	Nil

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table sets forth, as of March 31, 2017, certain information known to us with respect to the beneficial ownership of our common stock by (i) each of our directors, (ii) each of our named executive officers (as defined in the “Executive Compensation” section) and current executive officers, (iii) all of our directors and current executive officers as a group, and (iv) each shareholder known by us to be the beneficial owner of more than 5% of our common stock. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Management

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Giora Davidovits 16 Carter Lane Andover, MA 01810 USA	Common stock	21,423,333 Direct (3)	18.76%
David Eyal Davidovits 69 Hashomer Street Zichron, Yaakov, Israel 30900	Common stock	17,470,000 Direct (4)	15.30%
Irit Arbel 6 Hadishon Street Jerusalem, Israel 96956	Common stock	8,140,000 Direct (5)	7.13%
Benjamin Cherniak 3120 S. Durango Drive, Suite305 Las Vegas, NV 89117 USA	Common stock	2,700,000 Direct	2.36%
Directors and Executive Officers as a Group (4 persons)	Common stock	49,733,333	43.55%

Beneficial Holders

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Ori Ackerman No. 7 Moshav Rakefet Doar Na Misgav, 20175 Israel	Common Stock	5,856,242 Direct	5.13%
Dr. Borenstien Ltd. No. 18 Rienes St. Tel Aviv, Israel	Common Stock	12,881,500 Direct	11.28%

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

(2)

Based on 114,180,828 shares of common stock issued and outstanding as of March 31, 2017. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with related persons

Other than as disclosed below, there have been no transactions since January 1, 2015, or any currently proposed transaction, in which we were or are to be a participant, and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following related persons had or will have a direct or indirect material interest:

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

During the year ended December 31, 2016, we incurred consulting fees and salaries of $581,943 payable to our directors and officers (for the year ended December 31, 2015 - $538,072), and $108,000 payable to a company controlled by a former director/officer of our company (December 31, 2015 - $108,000), only a portion of which was paid in cash with the balance accrued and remaining payable.

Name and Position	2016	2015
Giora Davidovits, CEO, CFO	$277,388	$250,000
Eyal Davidovits, COO	$165,059	$148,151
1367826 Ontario Limited, a consulting company controlled by Robbie Manis, a former director	$108,000	$108,000
Irit Arbel, VP Research and Business Development	$139,496	$139,921
Total	$689,943	$646,072

As at December 31, 2016, included in accounts payable and accrued liabilities are amounts of $6,300 (December 31, 2015 - Nil) that was payable to a company controlled by a former director/officer of the Company and $34,609 (December 31, 2015-$16,325) that was payable to current officers or directors of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The following table sets forth the fees billed to our company for professional services rendered by MNP LLP, our independent registered public accounting firm for the years ended December 31, 2016 and 2015:

Fees	2016	2015
Audit Fees	38,217	51,000
Audit Related Fees	10,050	8,595
Tax Fees	2,525	5,075
Other Fees	nil	nil
Total Fees	$50,792	64,670

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

10.7	Employment Agreement with Giora Davidovits dated September 1, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K filed September 19, 2012)
10.8	Form of Conversion and Participation Rights Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 1, 2012)
10.9	Employment Agreement with Eyal Davidovits dated October 30, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K filed November 5, 2012)
10.10	Form of Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.11	Form of Offshore Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.12	Form of Canadian Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.13	Form of Debt Conversion Option Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed April 22, 2015)
10.14	Form of Private Placement Subscription Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed April 22, 2015)
10.15	Form of Private Placement Subscription Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed June 2, 2015)
10.16	Shares for Debt Acknowledgement and Subscription Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed June 2, 2015)
10.17	Form of Private Placement Subscription Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed July 9, 2015)

Exhibit Number	Description
10.18	Form of Board of Advisors Consulting Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed August 26, 2015)
10.19	Form of Stock Option Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed August 26, 2015)
(21)	Subsidiaries
21.1	Savicell Diagnostic Ltd. our approximately 77.00% subsidiary incorporated in Israel
(31)	Rule 13a-14 Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Giora Davidovits
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Giora Davidovits
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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
March 31, 2017

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
March 31, 2017

/s/ Benjamin Cherniak
Benjamin Cherniak
Director
March 31, 2017

/s/ Eyal Davidovits
Eyal Davidovits
Director
March 31, 2017