Form 10-K/A
period 2016-12-31
ONLINE DISRUPTIVE TECHNOLOGIES, INC.
filed 2017-04-03
CIK 1498380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

EXPLANATORY NOTE

This Form 10-K and the consolidated financial statements for the fiscal year ended December 31, 2016 included herein is amended to include the signed Auditor Report.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Online Disruptive Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Online Disruptive Technologies, Inc. and its subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, statements of (deficiency) equity, and cash flows for each of the years in the two-year period ended December 31, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Vancouver, Canada	MNP LLP, Chartered Professional Accountant
March 31, 2017

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
April 3, 2017

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
April 3, 2017

/s/ Benjamin Cherniak
Benjamin Cherniak
Director
April 3, 2017

/s/ Eyal Davidovits
Eyal Davidovits
Director
April 3, 2017