Form 10-Q
period 2017-03-31
ONLINE DISRUPTIVE TECHNOLOGIES, INC.
filed 2017-05-15
CIK 1498380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________ to ________

Commission File No. 000-54394

ONLINE DISRUPTIVE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-1404923
(State or other jurisdiction	(I.R.S. Employer
of incorporation or	Identification No.)
organization)

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting	Smaller reporting company [X]
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
Yes [   ]        No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:
As of May 15, 2017, there were 117,413,408 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONLINE DISRUPTIVE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2017

(U.S. DOLLARS)

Online Disruptive Technologies, Inc.
Condensed Interim Consolidated Balance Sheets
(U.S. Dollars)

	March 31, 2017	December 31, 2016
	$	$
ASSETS

Current Assets
Cash and Cash Equivalents	308,481	452,376
Prepaid expenses	1,787	1,687
VAT Receivable	31,531	28,907
Total Current Assets	341,799	482,970

Restricted cash (Note 8 (4))	22,089	20,857
Fixed Assets (Note 3)	55,270	55,444
Total Assets	419,158	559,271

LIABILITIES

Current Liabilities
Accounts Payable	111,072	61,356
Accrued Liabilities	125,849	115,650

Total Current Liabilities	236,921	177,006

Convertible debentures (Note 6)	793,573	729,475
Total Liabilities	1,030,494	906,481

(DEFICIT)/EQUITY

Authorized: 20,000,000 Preferred Shares, par value $0.001 500,000,000 Common Shares, par value $0.001 Issued and outstanding: Nil Preferred Shares 114,180,828 Common Shares (December 31, 2016: 114,180,828 Common Shares)	98,581	98,581
Additional Paid-in Capital	9,451,520	9,409,875
Share Subscription Received	338,750	158,750
Accumulated Other Comprehensive Loss	(88,180)	(88,180)
Deficit	(10,430,063)	(9,982,269)
(Deficit)/Equity Attributable to Shareholders of the Company	(629,392)	(403,243)

Non-Controlling Interests	18,056	56,033
Total (Deficit)/Equity	(611,336)	(347,210)

Total Liabilities and (Deficit)/Equity	419,158	559,271

The accompanying notes are an integral part of these Condensed Interim Consolidated Financial Statements

Online Disruptive Technologies, Inc.
Condensed Interim Consolidated Statements of Operations and Comprehensive Loss
(U.S. Dollars)

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)
General and Administrative Expenses	$	$
Accounting Fees	7,500	7,500
Audit & Tax Fees	33,982	44,401
Bank Fees	263	128
Consulting Fees	91,652	91,972
Filing and Transfer Agent Fees	2,273	583
Insurance Expense	9,167	11,762
Legal Fees	11,132	9,439
Office and Miscellaneous Expense	8,350	25,746
Payroll Expense	8,702	8,320
Rent Expense	1,217	1,223
Research and Development Expense (Note 2(k), Note 4)	243,981	275,471
Travel Expenses	2,130	3,431
	420,349	479,976

Other Expense
Interest Accretion	64,098	33,788
Interest Expense	55	65
Foreign Currency Loss	1,269	(4,378)
Net Loss for the year	(485,771)	(509,451)

Other Comprehensive Income
Currency translation adjustments	-	11,551
Comprehensive Loss for the year	(485,771)	(497,900)

Net (Loss) attributable to:
Common Stockholders	(447,794)	(441,464)
Non-Controlling Interests	(37,977)	(67,987)
	(485,771)	(509,451)
Net Comprehensive Loss Attributable to:
Common Stockholders	(447,794)	(431,455)
Non-Controlling Interests	(37,977)	(66,445)
	(485,771)	(497,900)

Basic and Diluted Net Loss per Common Share	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	114,180,828	103,253,353

The accompanying notes are an integral part of these Condensed Interim Consolidated Financial Statements.

Online Disruptive Technologies, Inc.
Condensed Interim Consolidated Statements of Cash Flows
(U.S. Dollars)

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)
Cash flow from Operating Activities	$	$
Net loss for the year	(485,771)	(509,451)
Adjustment for items not involving cash:
Stock-Based Compensation	41,645	72,727
Foreign exchange gain/loss	1,269	(4,378)
Depreciation – fixed assets (Note 3)	3,354	3,072
Interest accretion	64,098	33,788
Changes in non-cash working capital items:
Decrease(increase) in VAT receivable	(891)	87
(Decrease) in prepaid expense	-	1,896
Increase (decrease) in accounts payable and accrued liabilities	52,453	61,990

Net cash (used in) operating activities	(323,843)	(340,269)

Cash flow from financing activities
Share subscription received	180,000	125,000

Net cash provided by financing activities	180,000	125,000

Cash flow from investing activities
Cash utilized in purchase of assets	-	(7,331)

Net cash provided by (used in) investing activities	-	(7,331)

Effects of exchange rate changes on cash and cash equivalents	(52)	(2,093)

Net Increase in cash and cash equivalents	(143,895)	(224,693)

Cash and cash equivalents, beginning of year	452,376	1,206,809

Cash and cash equivalents, end of year	308,481	982,116
Supplementary Information
Interest Paid	-	-
Income Taxes Paid	-	-

The accompanying notes are an integral part of these Condensed Interim Consolidated Financial Statements

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
March 31, 2017

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

Effective March 24, 2010, the Company acquired 100% of the issued and outstanding shares of RelationshipScoreboard.com Entertainment Inc. (“RS” or “RelationshipScoreboard.com”), a company incorporated on November 16, 2009 in the state of Nevada, U.S.A. in exchange for 16,000,000 shares of the Company’s common stock. Upon the completion of the acquisition, the former sole shareholder of RS held 89% of the Company’s issued and outstanding common stock. As a result, the transaction was accounted for as a reverse takeover transaction (“RTO”) for accounting purpose, as RS was deemed to be the acquirer, and these Condensed Interim Consolidated Financial Statements are a continuation of the financial statements of RS. On January 28, 2013, RelationshipScoreboard.com was closed and dissolved. The Company sold the website assets for $10 to an arm’s length individual and wrote off all supplier payables in the amount of $430.

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

These Condensed Interim Consolidated Financial Statements have been prepared with the ongoing assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital balance of $104,878 as at March 31, 2017 (December 31, 2016 – $305,964) and an accumulated deficit of $10,430,063(December 31, 2016 – $9,982,269). Furthermore, additional future losses are anticipated which raise substantial doubt about the Company’s ability to continue as a going concern. These Condensed Interim Consolidated Financial Statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
March 31, 2017

Note 2 - Significant Accounting Policies

a)        Basis of Presentation
These Condensed Interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”). All adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows as at December 31, 2016 have been included.

b)        Principles of Consolidation
These Condensed Interim Consolidated Financial Statements include the accounts of the Company and its 86.13% (December 31, 2016 -86.13%) interest in Savicell. All significant intercompany accounts and transactions have been eliminated upon consolidation.

c)        Use of Estimates
The preparation of Condensed Interim Consolidated Financial Statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

As a result of the functional currency change discussed above, a cumulative translation adjustment of $32,599 is included in accumulated other comprehensive income and will only be adjusted in the event of a full or partial disposition of the Company's investment in Savicell.

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
March 31, 2017

Note 2 - Significant Accounting Policies (Continued)

e)        Cash and Cash Equivalents
Cash and cash equivalents consist entirely of readily available cash balances. There were no cash equivalents as of March 31, 2017 and December 31, 2016.

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At March 31, 2017, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
March 31, 2017

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

Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Stock options are considered to be common stock equivalents and were not included in the net loss per share calculation for the quarter ended March 31, 2017 and 2016 because the inclusion of such underlying shares would have had an anti-dilutive effect.

j)        Financial Instruments and Fair Value of Financial Instruments
Fair Value of Financial Instruments – the Company adopted SFAS ASC 820-10-50, “Fair Value Measurements”. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

.	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

.	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

As at March 31, 2017, the fair value of cash and cash equivalents was measured using Level 1 inputs.

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

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
March 31, 2017

Note 2 - Significant Accounting Policies (Continued)

k)        Research and Development Costs
In the three months period ended March 31, 2017, all research and development costs are charged to expense as incurred. The majority of these costs are in-house expenses related to consulting fees, materials, salaries of employees working on the R&D projects, rent and legal expenses related to patents. A breakdown of the R&D costs is as follows:

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Research and Development Expenses	$	$
Consulting fees	24,818	14,692
Legal fees	6,709	-
Office and Miscellaneous Expense	3,801	6,314
Payroll expense	124,835	150,466
R&D materials and supplies	31,217	20,267
Rent	10,956	11,005
Share-based compensation	41,645	72,727
Total	243,981	275,471

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

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
March 31, 2017

Note 2 - Significant Accounting Policies (Continued)

o)        Recently Adopted Accounting Pronouncements
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

p)        Recently Issued Accounting Pronouncements
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

On November 17, 2016, the FASB issued ASU 2016-18, Restricted Cash. Entities will be required to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements, if any.

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
March 31, 2017

Note 3 – Fixed Assets

As of March 31, 2017, the fixed assets balance on the financial statement consist of the following:

	Furniture and	Computer
Cost:	Fixtures	Equipment	Lab Equipment	Total
December 31, 2016	$3,496	$26,489	$44,432	$74,417
Exchange difference	207	1,565	2,625	4,397
March 31, 2017	$3,703	$28,054	$47,057	$78,814

	Furniture and	Computer
Amortization:	Fixtures	Equipment	Lab Equipment	Total
December 31, 2016	$404	$10,645	$7,924	$18,973
Additions	99	1,837	1,418	3,354
Exchange difference	28	681	508	1,217
March 31, 2017	$531	$13,163	$9,850	$23,544

	Furniture and	Computer
Net Book Value:	Fixtures	Equipment	Lab Equipment	Total
December 31, 2016	$3,902	$15,844	$36,508	$55,444
March 31, 2017	$3,172	$14,891	$37,207	$55,270

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

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
March 31, 2017

Note 4 – License and Research Funding Agreement (Continued)

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

In addition, on July 24, 2012, Savicell agreed to issue to Ramot warrants (the “Warrants”) to purchase a number of ordinary shares of Savicell which shall together comprise 15% of issued shares of Savicell on an as-converted, fully diluted basis (equivalent to 1,765 Warrant Shares of Savicell). The Warrants shall be exercisable at an exercise price equal to the par value of the Warrant Shares, at any time and from time to time before Savicell completes a deemed liquidity event or the first underwritten offering of the Savicell's ordinary shares to the general public. The fair value of the Warrant Shares has been estimated at $1,698.97 per Warrant Share which is equivalent to the price at which Savicell has issued shares to third parties, for a total of $2,998,682 which has been included in research and development costs. As the exercise price inherent in the warrant certificate to purchase 1,765 common shares of Savicell is at nominal value, the warrant certificate is valued at the price of the subsequent equity issuance by Savicell ($1,698.97 per share) and the related common shares are considered to be issued and outstanding.

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

During the quarter ended March 31, 2017, Savicell incurred research and development costs of $249,840 (March 2016 -$266,979) which were included in the consolidated statements of operations and comprehensive loss.

Note 5 – Related Party Transactions

The Company completed the following related party transactions:

During the quarter ended March 31, 2017, the Company incurred consulting fees and salaries of $118,777 (for the quarter ended March 31, 2016 - $143,207) payable to its directors and officers. The Company incurred consulting fees payable to a company controlled by a former director/officer of $27,000 (for the quarter ended March 31, 2016 - $27,000).

As at March 31, 2017, included in accounts payable and accrued liabilities are amounts of $25,071 (December 31, 2016 – $6,300) that was payable to a company controlled by a former director/officer of the Company and $71,922 (December 31, 2016 – $34,967) that was payable to current officers or directors of the Company.

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
March 31, 2017

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

The Company evaluated these convertible debentures for derivatives and determined that they do not qualify for derivative treatment. The Company then evaluated the debenture for beneficial conversion features and determined that the convertible loan issued on April 15, 2015 does contain beneficial conversion features. The aggregate intrinsic value of the beneficial conversion features was determined to be $852,418. This amount was recorded as a debt discount on April 15, 2015 that is being amortized over the life of the debenture at effective interest rate of 77%. Total debt discount amortization during the quarter ended March 31, 2017 was $64,098. (December 31, 2016 – $368,496)

	December 31, 2016	Additions	March 31, 2017

Convertible debentures	$1,213,397	-	1,213,397
Convertible discount	(852,418)	-	(852,418)
Net convertible debentures	360,979	-	360,979
Interest accretion	368,496	64,098	432,594
Balance	$729,475	64,098	793,573

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
March 31, 2017

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

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
March 31, 2017

Note 7 –Equity (Continued)

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

In December 2016, the Company received $158,750 toward the subscription for 793,750 common shares. As at March 31, 2017, these shares have not yet been issued. In the quarter ended March 31, 2017, the Company received an additional $180,000 toward the subscription for 900,000 common shares. These shares have been issued subsequent to the quarter end.

As at March 31, 2017, the Company has 114,180,828 common shares issued and outstanding.

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
March 31, 2017

Note 7 –Equity (Continued)

Preferred Shares

The Company has authorized 20,000,000 preferred shares at a par value of $0.001 per share. No preferred shares have been issued by the Company and accordingly none are outstanding.

Stock Options

On May 28, 2013, the Company granted a total of 962,358 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share and may be exercised for five years. A quarter of the options will vest on each of the first four anniversaries of the date of initial grant. The options were valued based on the Black Scholes model. On June 22, 2015, 481,179 of these options were exercised at $0.01 per share for total proceeds of $4,812. For the quarter ended March 31, 2017 the Company recorded stock based compensation of $2,815 (2016: $17,628) for such options.

On August 22, 2013, the Company granted a total of 800,000 stock options to a consultant. The stock options are exercisable at the exercise price of $0.01 per share and may be exercised for five years. 480,000 of the options so granted will vest as to one quarter of such options at the end of each completed year that the consultant provides the services. The remaining 320,000 options will be fully vested when the consultant has completed the provision of a minimum of 600 blood samples of lung cancer and control patients during the 4 years from August 22, 2013. One twelfth of these options will vest upon each 50 blood samples having been delivered by the consultant to the Company. The options were valued based on the Black Scholes model. For the quarter ended March 31, 2017, the Company recorded stock based compensation of $1,401 (2016: $28,419) for such options.

On November 11, 2013, the Company granted a total of 1,924,717 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share and may be exercised for seven years. A quarter of the options will vest immediately and a quarter on each of the first three anniversaries of the date of initial grant. The options were valued based on the Black Scholes model. As of December 31, 2016, the Company has fully recorded the stock based compensation for such options.

On January 1, 2014, the Company granted a total of 500,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share and may be exercised for five years. A quarter of the options will vest immediately and a quarter will vest at end of each completed year that the consultant provides the services. The options were valued based on the Black Scholes model. As of December 31, 2016, the Company has fully recorded the stock based compensation for such options.

On May 4, 2014 the Company granted a total of 150,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share and may be exercised for seven years. One third of the options will vest at end of each completed year that the consultant provides the services. The options were valued based on the Black Scholes model. For the quarter ended March 31, 2017, the Company recorded stock based compensation of $34 (2016: $208) for such options.

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

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
March 31, 2017

Note 7 –Equity (Continued)

As of December 31, 2016, the Company has fully recorded the stock based compensation for such options. In addition, on June 23, 2015, 100,000 of these options were exercised at $0.01 per share for total proceeds of $1,000.

On August 4, 2015 the Company granted a total of 150,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for six years. One third of the options will vest at end of each of June 21, 2016, June 21, 2017 and June 21, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the quarter ended March 31, 2017, the Company recorded stock based compensation of $1,428 (2016: $9,347) for such options.

In August 2015 the Company granted a total of 1,730,000 stock options to four advisors of the Company. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for six-seven years. One third of the options will vest at end of each completed year for which the consultant provides the services. The options were valued based on the Black Scholes model. For the quarter ended March 31, 2017, the Company recorded stock based compensation of $13,139 (2016: $107,843) for such options.

On September 1, 2015 the Company granted a total of 150,000 stock options to two employees. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest at the grant date of each of September 1, 2015, September 1, 2016 and September 1, 2017 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the quarter ended March 31, 2017, the Company recorded stock based compensation of $1,651 (2016: $12,098) for such options.

On November 22, 2015 the Company granted a total of 50,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest at the grant date of each of November 22, 2016, November 22, 2017 and November 22, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the quarter ended March 31, 2017, the Company recorded stock based compensation of $529 (2016: $4,482) for such options.

On December 1, 2015 the Company granted a total of 125,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest at the grant date of each of December 1, 2016, December 1, 2017 and December 1, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the quarter ended March 31, 2017, the Company recorded stock based compensation of $1,334 (2016: $11,393) for such options.

On December 6, 2015 the Company granted a total of 100,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest at the grant date of each of December 6, 2016, December 6, 2017 and December 6, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the quarter ended March 31, 2017, the Company recorded stock based compensation of $1,097 (2016: $9,436) for such options.

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
March 31, 2017

Note 7 –Equity (Continued)

On February 15, 2016 the Company granted a total of 50,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the quarter ended March 31, 2017, the Company recorded stock based compensation of $597 (2016: $2,895) for such options.

On March 7, 2016 the Company granted a total of 75,000 stock options to two employees. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the quarter ended March 31, 2017, the Company recorded stock based compensation of $1,078 (2016: $4,425) for such options.

On May 5, 2016 the Company granted a total of 150,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for ten years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the quarter ended March 31, 2017, the Company recorded stock based compensation of $3,724 (2016: $13,385) for such options.

On June 6, 2016 the Company granted a total of 800,000 stock options to a consultant. The stock options are exercisable at the exercise price of $0.20 per share and may be exercised for five years. 480,000 of the options so granted will vest as to one quarter of such options at the end of each completed year that the consultant provides the services. The remaining 320,000 options will be fully vested when the consultant has completed the provision of a minimum of 600 blood samples of lung cancer and control patients during the 4 years following June 6, 2016. One twelfth of these options will vest upon each 50 blood samples having been delivered by the consultant to the Company. The options were valued based on the Black Scholes model. For the quarter ended March 31, 2017, the Company recorded stock based compensation of $7,266 (2016: $23,746) for such options.

On November 1, 2016, the Company granted a total of 360,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One half of the options will vest immediately and one-half shall vest on the on the first anniversary date of grant provided the grantee remains a board member of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the quarter ended March 31, 2017, the Company recorded stock based compensation of $6,342 (2016: $29,946) for such options.

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
March 31, 2017

Note 7 –Equity (Continued)

The fair value of each option grant is calculated using the following assumptions:

	2017	2016
Expected life – year	1.2-9.1	3-10
Interest rate	0.65 – 2.40%	0.73-2.45%
Volatility	67.76-106.72%	65.99-99.04%
Dividend yield	--%	--%
Forfeiture rate	--%	--%

	Number of Options	Weighted	Expire date
		Average Exercise
		Price
Balance, December 31, 2014	14,237,075	$0.01

Exercised, on June 23, 2015	(481,179)	0.01
Exercised, on June 25, 2015	(100,000)	0.01
Granted, on August 4, 2015	150,000	0.20	May 4, 2022
Granted, on August 7, 2015	1,610,000	0.20	August 7, 2022
Granted, on August 25, 2015	120,000	0.20	August 25, 2022
Granted, on September 1, 2015	150,000	0.20	September 1, 2022
Granted, on November 22, 2015	50,000	0.20	November 22, 2022
Granted, on December 1, 2015	125,000	0.20	December 1, 2022
Granted, on December 6, 2015	100,000	0.20	December 6, 2022
Balance, December 31, 2015	15,960,896	$0.04
Granted, on February 15, 2016	50,000	0.20	February 15, 2023
Granted, on March 7, 2016	75,000	0.20	March 7, 2023
Granted, on May 5, 2016	150,000	0.20	May 5, 2026
Granted, on June 6, 2016	800,000	0.20	June 6, 2021
Exercised, on July 7, 2016	(50,000)	0.01
Granted, on November 1, 2016	360,000	0.20	October 31, 2023
Balance, March 31, 2017 and
December 31, 2016	17,345,896	$0.05

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
March 31, 2017

Note 7 –Equity (Continued)

Outstanding as at March 31, 2017				Exercisable as at March 31, 2017
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
Exercise	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Price	Options	Price	Life (years)	Options	Price	Life (years)

$0.01	9,750,000	$0.01	5.42	9,750,000	$0.01	5.42
0.01	481,179	0.01	1.16	240,589	0.01	1.16
0.01	800,000	0.01	1.39	680,001	0.01	1.39
0.01	1,924,717	0.01	3.62	1,924,717	0.01	3.62
0.01	500,000	0.01	1.76	500,000	0.01	1.76
0.01	150,000	0.01	4.10	100,000	0.01	4.10
0.20	150,000	0.20	4.10	50,000	0.20	4.10
0.20	120,000	0.20	5.41	40,000	0.20	5.41
0.20	1,610,000	0.20	5.36	536,667	0.20	5.36
0.20	150,000	0.20	5.42	100,000	0.20	5.42
0.20	50,000	0.20	5.65	16,667	0.20	5.65
0.20	125,000	0.20	5.67	41,667	0.20	5.67
0.20	100,000	0.20	5.69	33,333	0.20	5.69
0.20	50,000	0.20	5.88	16,667	0.20	5.88
0.20	75,000	0.20	5.94	25,000	0.20	5.94
0.20	150,000	0.20	9.10	30,000	0.20	9.10
0.20	800,000	0.20	4.19	26,667	0.20	4.19
0.20	360,000	0.20	6.59	180,000	0.20	6.59
	17,345,896	$0.05	4.79	14,291,975	$0.02	4.79

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
March 31, 2017

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

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
March 31, 2017

Note 7 –Equity (Continued)

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

During the year ended December 31, 2016, Savicell investors exchanged 1,132 Savicell shares for 12,026,654 of ODT common shares with ODT receiving the Savicell shares so exchanged. As at December 31, 2016, Savicell received $1,786,656 from ODT and issued 1,051 shares to ODT in return. Following these share issuances, the Company, the Warrant holder and the Savicell investors held underlying interests in the equity of Savicell of 86.13%, 11.72% and 2.15%, respectively (December 31, 2015-77%, 12.6% and 10.4%) . As a result, ODT’s shareholding increased, which increased the additional paid-in capital during the year.

As at March 31, 2017, The Company, the Warrant holder and the Savicell investors held underlying interests in the equity of Savicell of 86.13%, 11.72% and 2.15%, respectively (December 31, 2016 -86.13%, 11.72% and 2.15%) .

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
March 31, 2017

Savicell’s Common Shares

	Number	Amount
	of Shares

Balance, December 31, 2013	13,209	$2,454,192

Issued for cash pursuant to share subscriptions	183	310,977

Balance, December 31, 2014	13,392	2,765,169

Issued for cash pursuant to share subscriptions	730	1,241,171
Shares issued to settle inter-company debts	203	345,198
Share subscription receivable	(313)	(532,084)

Balance, December 31, 2015	14,012	$3,819,454
Shares issued to settle inter-company debts	1,051	1,786,656

Balance, March 31, 2017 and December 31, 2016	15,063	5,606,110

As the exercise price inherent in the warrant certificate to purchase 1,765 common shares of Savicell is at nominal value, the warrant certificate is valued at the price of the subsequent equity issuance by Savicell ($1,698.97 per share) and the related common shares are considered to be issued and outstanding.

Note 8 – Commitments and Guarantees

The Company did not become a guarantor to any parties as at March 31, 2017.

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

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
March 31, 2017

Note 8 – Commitments and Guarantees (continued)

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

Note 9 – Geographic Information

The Company’s head office is located in the United States (“US”). The operations of the Company are primarily in two geographic areas: the US and Israel. A summary of geographical information for the Company’s long lived assets is as follows:

Period ended March 31, 2017	US	Israel	Total
Long-live assets	$-	$55,270	$55,270

Year ended December 31, 2016	US	Israel	Total
Long-live assets	$-	$55,444	$55,444

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
March 31, 2017

Note 10 – Subsequent Events

1.

On April 3, 2017, the Company issued 1,693,750 shares at a price of $0.20 per share for total proceeds of $338,500 received in December 2016 and in the first quarter of 2017. Each unit consists of one share of common stock and one non-transferable common stock share purchase warrant. Each warrant entitles the holder to acquire one additional share of common stock at a price of $0.20 per share until April 3, 2019.

2.

On April 3, 2017, pursuant to the Savicell conversion and participation rights agreement, one investor of Savicell have elected to exchange 27 shares of Savicell for common shares of the Company. The conversion resulted in an issuance of 288,830 common shares at a price per share of $0.16.

3.	On April 4, 2017, the Company received $250,000 toward the subscription for 1,250,000 common shares of the Company. These shares were issued on May 4, 2017.

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

Pursuant to a license agreement and research funding agreement (the “License Agreement”) dated July 24, 2012 and entered into on July 25, 2012 executed by our Subsidiary and Ramot at Tel Aviv University Ltd. (“Ramot”), a private company incorporated in the State of Israel and having a place of business at 5 Shenker Street, Hertzliah, Israel, our Subsidiary was granted a license to certain patented technology relating to the early detection of diseases by measuring metabolic activity in the immune system (the “Technology”). The products (the “Products”) means any instrument, device, process, method, product, component, or system that contain or is based on, in whole or in part, the Technology.

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

Expenses

For the three months ended March 31, 2017 and 2016, we incurred the following general and administrative expenses:

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)
	$	$
General and Administrative Expenses
Accounting Fees	7,500	7,500
Audit & Tax Fees	33,982	44,401
Bank Fees	263	128
Consulting Fees	91,652	106,664
Filing and Transfer Agent Fees	2,273	583
Insurance Expense	9,167	11,762
Legal Fees	11,132	9,439
Office and Miscellaneous Expense	8,350	25,746
Payroll Expense	8,702	8,320
Rent Expense	1,217	1,223
Research and Development Expense (Note 4)	243,981	275,471
Travel Expenses	2,130	3,431
	420,349	479,976

Our general and administrative expenses decreased by approximately 12.4% during the three months ended March 31, 2017 compared to the same period in 2016 primarily due to (a) decrease in the scope of research and development; and (b) decrease in insurance, office and miscellaneous expenses.

Liquidity And Capital Resources

Working Capital

	March 31, 2017 $	December 31, 2016 $
Total Current Assets	341,799	482,970
Total Current Liabilities	236,921	177,006
Working Capital (Deficiency)	104,878	305,964

While our operations consumed less cash in the first quarter of 2017 versus the corresponding quarter in 2016, on a collective basis between our company and Savicell, we raised fewer dollars of new equity capital. Given that the equity raised in the first quarter of 2017 was less than the cash used in operations as well as investing activities, we experienced a decline in our working capital.

Recent Financings

On January 16, 2017, we entered into debt conversion option agreements (each, an “Agreement”) with four subscribers (each, a “Subscriber”) pursuant to which we have agreed to permit the Subscribers to convert an aggregate amount of $172,895 (the “Subscription Debt Amount”) owed to them by our company into an aggregate of up to 864,473 shares of common stock of our company (the “Conversion Right”) at a price of $0.20 per share, effective December 31, 2016. Three of the Subscribers are directors and/or officers of our company and have subscribed as follows:

Name of Insider	Subscription Debt Amount	Number of Shares of Common Stock to be Issued Upon Conversion
Giora Davidovits	$75,000	375,000
Eyal Davidovits	$33,683	168,415
Irit Arbel	$31,812	162,000

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

On April 3, 2017, we sold an aggregate of 1,693,750 units of our company at a price of $0.20 per unit for gross proceeds of $338,750. The total proceeds had been received as at March 31, 2017. Each unit comprises one share and one warrant to purchase a further share at a price of $0.20.

On April 3, 2017, pursuant to the Savicell conversion and participation rights agreement, one investor of Savicell have elected to exchange 27 shares of Savicell for common shares of the Company. The conversion resulted in an issuance of 288,830 common shares at a price per share of $0.16.

On May 4, 2017, we sold an aggregate of 1,250,000 units of our company at a price of $0.20 per unit for gross proceeds of $250,000. Each unit comprises one share and one warrant to purchase a further share at a price of $0.20.

Cash Flows

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016
	$	$
Net Cash (Used in) Operating Activities	(323,843)	(340,269)
Net Cash Provided by Financing Activities	180,000	125,000
Net Cash Provided by (Used in) Investing Activities	-	(7,331)

Cash (Used in) Operating Activities

The decrease in cash used in operating activities compared to the same period last year is due primarily to reductions in research and development expenses as well as consulting fees and office and miscellaneous expenses.

Cash Provided by Financing Activities

The increase in cash provided by financing activities compared to the same period last year results from the equity financing completed during the first quarter of 2017 being more than that realized in the corresponding quarter of 2016.

Cash Used in Investing Activities

There were no cash used in or provided by investing activities in the current period.Plan of Operation

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

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at March 31, 2017, our company has accumulated deficit of $10,430,063 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next 12 months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. This evaluation was implemented under the supervision and with the participation of our Chief Executive Officer.

Based on this evaluation, management concluded that, as of March 31, 2017, our disclosure controls and procedures are not sufficiently effective. The ineffectiveness of our disclosure controls and procedures was due to the existence of material weaknesses identified in our annual report on Form 10-K filed with the SEC on March 31, 2017 and amended and filed with the SEC on April 3, 2017. As we continue to grow we are adding additional personnel in key positions, including accounting, that will enable us to improve our overall control procedures.

Changes in Internal Control over Financial Reporting

During fiscal quarter ended March 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not generated any revenue from operations since our incorporation. We expect that our operating expenses will increase over the next 12 months as we continue to ramp-up the scope of our business operations. We estimate our average monthly expenses over the next 12 months to be in the range of $40,000 ($480,000 for the ensuing year), which includes the sum of (a) ongoing research and development expenses; (b) general and administrative expenses; and (c) capital asset acquisitions in furtherance of our product development initiatives. On March 31, 2017, we had cash and cash equivalents of $308,481. As of March 31, 2017, we had total liabilities of $1,030,494. If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the three month period ended March 31, 2017, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

10.7	Employment Agreement with Giora Davidovits dated September 1, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K filed September 19, 2012)
10.8	Form of Conversion and Participation Rights Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 1, 2012)
10.9	Employment Agreement with Eyal Davidovits dated October 30, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K filed November 5, 2012)
10.10	Form of Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.11	Form of Offshore Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.12	Form of Canadian Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.13	Form of Debt Conversion Option Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed April 22, 2015)
10.14	Form of Private Placement Subscription Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed April 22, 2015)
10.15	Form of Private Placement Subscription Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed June 2, 2015)
10.16	Shares for Debt Acknowledgement and Subscription Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed June 2, 2015)

Exhibit Number	Description
10.17	Form of Private Placement Subscription Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed July 9, 2015)
10.18	Form of Board of Advisors Consulting Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed August 26, 2015)
10.19	Form of Stock Option Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed August 26, 2015)
(21)	Subsidiaries
21.1	Savicell Diagnostic Ltd. our approximately 75.88% subsidiary incorporated in Israel on April 23, 2012
21.2	Savicell Ltd.
(33)	Certification
31.1*	Section 302 of the Sarbanes-Oxley Act of 2002 of Giora Davidovits
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Giora Davidovits
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

May 15, 2017