Form 10-Q
period 2017-06-30
ONLINE DISRUPTIVE TECHNOLOGIES, INC.
filed 2017-08-17
CIK 1498380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Emerging growth company [ ]

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
Yes [   ]        No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:
As of August 17, 2017, there were 118,013,408 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONLINE DISRUPTIVE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

(U.S. DOLLARS)

Online Disruptive Technologies, Inc.
Condensed Interim Consolidated Balance Sheets
(U.S. Dollars)
(Unaudited)

	June 30, 2017	December 31, 2016
	$	$
ASSETS

Current Assets
Cash and Cash Equivalents	242,053	452,376
Prepaid expenses	1,859	1,687
VAT Receivable	11,668	28,907
Total Current Assets	255,580	482,970

Restricted cash (Note 8 (4))	22,980	20,857
Fixed Assets (Note 3)	53,828	55,444
Total Assets	332,388	559,271

LIABILITIES

Current Liabilities
Accounts Payable	278,370	61,356
Accrued Liabilities	127,966	115,650

Total Current Liabilities	406,336	177,006

Convertible debentures (Note 6)	869,657	729,475
Total Liabilities	1,275,993	906,481

(DEFICIT)/EQUITY
Authorized: 20,000,000 Preferred Shares, par value $0.001 500,000,000 Common Shares, par value $0.001 Issued and outstanding: Nil Preferred Shares 117,413,408 Common Shares (December 31, 2016: 114,180,828 Common Shares)	101,814	98,581
Additional Paid-in Capital	10,047,083	9,409,875
Share Subscription Received	-	158,750
Accumulated Other Comprehensive Loss	(107,126)	(88,180)
Deficit	(10,951,279)	(9,982,269)
(Deficit)/Equity Attributable to Shareholders of the Company	(909,508)	(403,243)

Non-Controlling Interests	(34,097)	56,033
Total (Deficit)/Equity	(943,605)	(347,210)

Total Liabilities and (Deficit)/Equity	332,388	559,271

The accompanying notes are an integral part of these Condensed Interim Consolidated Financial Statements

Online Disruptive Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months	Three months	Six months	Six months
	ended June 30,	ended June 30,	ended June	ended June
	2017	2016	30, 2017	30, 2016

General and Administrative Expenses	$	$	$	$
Accounting Fees	7,500	7,500	15,000	15,000
Audit & Tax Fees	9,997	10,159	43,979	54,560
Bank Fees	112	114	375	242
Consulting Fees	95,011	91,972	186,663	183,944
Filing and Transfer Agent Fees	3,203	7,146	5,476	7,729
Legal Fees	7,679	15,563	18,811	25,002
Travel Expenses	2,868	3,263	4,998	6,694
Office and Miscellaneous Expense	13,631	5,530	21,981	31,275
Research and Development Expense (Note 2(k), Note 4)	365,899	398,410	609,880	673,882

Marketing Expense	2,731	-	2,731	-
Payroll Expense	9,031	8,566	17,733	16,885
Rent Expense	954	1,469	2,171	2,692
Insurance Expense	13,575	29,825	22,742	41,588
	(532,191)	(579,517)	(952,540)	(1,059,493)

Other Expense
Interest Accretion	(76,084)	(39,731)	(140,182)	(73,519)
Interest Expense	(69)	(63)	(124)	(128)
Foreign Currency Gain (Loss)	23,170	(10,264)	36,449	(5,886)
Net (Loss) for the period	(585,174)	(629,575)	(1,056,397)	(1,139,026)

Other Comprehensive Income
Currency translation adjustments	(4,398)	(15,478)	(18,946)	(3,927)
Comprehensive (Loss) for the period	(589,572)	(645,053)	(1,075,343)	(1,142,953)

Net (Loss) attributable to:
Common Stockholders	(521,217)	(545,331)	(969,011)	(986,795)
Non-Controlling Interests	(49,409)	(84,244)	(87,386)	(152,231)
	(585,174)	(629,575)	(1,056,397)	(1,139,026)
Net Comprehensive (Loss) Attributable to:
Common Stockholders	(537,688)	(558,741)	(986,390)	(990,196)
Non-Controlling Interests	(51,884)	(86,312)	(88,953)	(152,757)
	(589,572)	(645,053)	(1,075,343)	(1,142,953)

Basic and Diluted Net Loss per Common Share	(0.00)	(0.01)	(0.01)	(0.01)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	116,601,707	106,207,916	115,397,955	103,559,255

The accompanying notes are an integral part of the Condensed Interim Consolidated Financial Statements

Online Disruptive Technologies, Inc.
Condensed Interim Consolidated Statements of Cash Flows
(U.S. Dollars)

	Six months ended	Six months ended
	June 30, 2017	June 30, 2016
	(Unaudited)	(Unaudited)
Cash flow from Operating Activities	$	$
Net loss for the year	(1,056,397)	(1,139,026)
Adjustment for items not involving cash:
Stock-Based Compensation	89,392	150,406
Foreign exchange gain/loss	(36,449)	5,886
Depreciation – fixed assets (Note 3)	6,918	-
Interest accretion	140,182	73,519
Changes in non-cash working capital items:
Decrease (increase) in VAT receivable	19,228	(6,910)
(Decrease) in prepaid expense	-	1,003
Increase (decrease) in accounts payable and accrued liabilities	216,400	107,614
Net cash (used in) operating activities	(620,726)	(807,508)

Cash flow from financing activities
Share subscription received	413,500	625,000

Net cash provided by financing activities	413,500	625,000

Cash flow from investing activities
Cash utilized in purchase of assets	-	(7,198)

Net cash provided by (used in) investing activities	-	(7,198)

Effects of exchange rate changes on cash and cash equivalents	(3,097)	(9,435)

Net decrease in cash and cash equivalents	(210,323)	(199,141)

Cash and cash equivalents, beginning of period	452,376	1,206,809

Cash and cash equivalents, end of period	242,053	1,007,668

Supplementary Information
Interest Paid	-	-
Income Taxes Paid	-	-

The accompanying notes are an integral part of these Condensed Interim Consolidated Financial Statements

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
June 30, 2017

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

These Condensed Interim Consolidated Financial Statements have been prepared with the ongoing assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a negative working capital balance of $150,756 as at June 30, 2017 (December 31, 2016 – $305,964) and an accumulated deficit of $10,951,279 (December 31, 2016 – $9,982,269). Furthermore, additional future losses are anticipated which raise substantial doubt about the Company’s ability to continue as a going concern. These Condensed Interim Consolidated Financial Statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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
June 30, 2017

Note 2 - Significant Accounting Policies

a)        Basis of Presentation
These Condensed Interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”). These financial statements are condensed and do not include all disclosures required for annual financial statements. Users should read the quarterly report in conjunction with those annual consolidated financial statements filed for the year ended December 31, 2016. In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at June 30, 2017, the consolidated results of operations for the three and six months ended June 30, 2017 and 2016, and the consolidated cash flows for the six months ended June 30, 2017 and 2016.

b)        Principles of Consolidation
These Condensed Interim Consolidated Financial Statements include the accounts of the Company and its 86.31% (December 31, 2016 -86.13%) interest in Savicell. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

As a result of the functional currency change discussed above, a cumulative translation adjustment of $18,946 is included in accumulated other comprehensive income and will only be adjusted in the event of a full or partial disposition of the Company's investment in Savicell.

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
June 30, 2017

Note 2 - Significant Accounting Policies (Continued)

e)        Cash and Cash Equivalents
Cash and cash equivalents consist entirely of readily available cash balances. There were no cash equivalents as of June 30, 2017 and December 31, 2016.

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At June 30, 2017, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
June 30, 2017

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

Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Stock options are considered to be common stock equivalents and were not included in the net loss per share calculation for the six months ended June 30, 2017 and 2016 because the inclusion of such underlying shares would have had an anti-dilutive effect.

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

As at June 30, 2017, the fair value of cash and cash equivalents was measured using Level 1 inputs.

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
June 30, 2017

Note 2 - Significant Accounting Policies (Continued)

k)        Research and Development Costs
In the six months period ended June 30, 2017, all research and development costs are charged to expense as incurred. The majority of these costs are in-house expenses related to consulting fees, materials, salaries of employees working on the R&D projects, rent and legal expenses related to patents. A breakdown of the R&D costs is as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Research and Development	$	$	$	$
Expenses
Consulting fees	33,372	56,103	58,190	70,795
Legal fees	15,621	8,138	22,330	8,138
Office and Miscellaneous
Expense	6,135	-	9,936	6,314
Payroll expense	236,279	181,166	361,114	331,632
R&D materials and supplies	11,387	68,417	42,604	88,684
Rent	8,579	6,907	19,535	17,912
Share-based compensation	47,747	77,679	89,392	150,406
	6,779
Insurance		-	6,779	-
Total	365,899	398,410	609,880	673,881

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

n)        Modifications to debt
The Company evaluates any modifications to its debt in accordance with the applicable guidance in ASC 470-50, Debt-Modifications and Extinguishments. If the debt instruments are substantially modified, the modification is accounted for in the same manner as a debt extinguishment (i.e., a major modification) and the fees paid are

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
June 30, 2017

Note 2 - Significant Accounting Policies (Continued)

n)        Modifications to debt (continued)
recognized as expense at the time of the modification. Otherwise, such fees are deferred and amortized as an adjustment of interest expense over the remaining term of the modified debt instrument using the interest method.

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

In March 2016, the FASB issued ASU 2016-02, Leases, which supersedes ASC Topic 840, Leases, and sets forth the principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record on the balance sheet a right-of-use asset and a lease liability, equal to the present value of the remaining lease payments, for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or a straight-line basis over the term of the lease. ASU 2016-02 will be effective for us beginning January 1, 2019, with early adoption permitted. Entities are required to use a modified retrospective transition method for existing leases. We are currently evaluating the potential impact this guidance will have on our consolidated financial statements.

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
June 30, 2017

Note 2 - Significant Accounting Policies (Continued)

p)        Recently Issued Accounting Pronouncements (continued)
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments to the guidance enhance the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation, and disclosure. The updated guidance is effective for us beginning January 1, 2018. We do not expect this guidance to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Companies may apply the new guidance using either the full retrospective transition method, which requires restating each prior period presented, or the modified retrospective transition method, under which the new guidance is applied to the current period presented in the financial statements and a cumulative-effect adjustment is recorded as of the date of adoption. We are currently evaluating the potential impact this guidance will have on our consolidated financial statements.

Note 3 – Fixed Assets

As of June 30, 2017, the fixed assets balance on the financial statement consist of the following:

	Furniture and	Computer
Cost:	Fixtures	Equipment	Lab Equipment	Total
December 31, 2016	$3,496	$26,489	$44,432	$74,417
Exchange difference	357	2,697	4,523	7,577
June 30, 2017	$3,853	$29,186	$48,955	$81,994

	Furniture and	Computer
Amortization:	Fixtures	Equipment	Lab Equipment	Total
December 31, 2016	$404	$10,645	$7,924	$18,973
Additions	207	3,818	2,890	6,915
Exchange difference	52	1,276	950	2,278
June 30, 2017	$663	$15,739	$11,764	$28,166

	Furniture and	Computer
Net Book Value:	Fixtures	Equipment	Lab Equipment	Total
December 31, 2016	$3,092	$15,844	$36,508	$55,444
June 30, 2017	$3,190	$13,447	$37,191	$53,828

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
June 30, 2017

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

In addition, on July 24, 2012, Savicell agreed to issue to Ramot warrants (the “Warrants”) to purchase a number of ordinary shares of Savicell which shall together comprise 15% of issued shares of Savicell on an as-converted, fully diluted basis (equivalent to 1,765 Warrant Shares of Savicell). The Warrants shall be exercisable at an exercise price equal to the par value of the Warrant Shares, at any time and from time to time before Savicell completes a deemed liquidity event or the first underwritten offering of the Savicell's ordinary shares to the general public. The fair value of the Warrant Shares has been estimated at $1,698 per Warrant Share which is equivalent to the price at which Savicell has issued shares to third parties, for a total of $2,998,682 which has been included in research and development costs. As the exercise price inherent in the warrant certificate to purchase 1,765 common shares of Savicell is at nominal value, the warrant certificate is valued at the price of the subsequent equity issuance by Savicell ($1,698 per share) and the related common shares are considered to be issued and outstanding.

Upon successful development and commercialization of the technology, and in recognition of the rights and licenses granted to Savicell pursuant to this R&D Agreement, Savicell will be subject to (a) royalties based on the worldwide sales related to the technology; and (b) minimum annual royalties with respect to any calendar year following the first commercial sales as follows. The minimum annual royalties are subject to increases for each successive year. During the six months ended June 30, 2017, Savicell incurred research and development costs of $609,880 (June 2016 -$673,882) which were included in the consolidated statements of operations and comprehensive loss.

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
June 30, 2017

Note 5 – Related Party Transactions

The Company completed the following related party transactions:

During the six months ended June 30, 2017, the Company incurred consulting fees and salaries of $239,682 (for the six months ended June 30, 2016 - $288,204) payable to its directors and officers. The Company incurred consulting fees payable to a company controlled by a former director/officer of $54,000 (for the six months ended June 30, 2016 - $54,000).

As at June 30, 2017, included in accounts payable and accrued liabilities are amounts of $46,286 (December 31, 2016 – $6,300) that was payable to a company controlled by a former director/officer of the Company and $193,369 (December 31, 2016 – $34,967) that was payable to current officers or directors of the Company

Note 6 – Convertible Debentures

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

The Company evaluated these convertible debentures for derivatives and determined that they do not qualify for derivative treatment. The Company then evaluated the debenture for beneficial conversion features and determined that the convertible loan issued on April 15, 2015 does contain beneficial conversion features. The aggregate intrinsic value of the beneficial conversion features was determined to be $852,418. This amount was recorded as a debt discount on April 15, 2015 that is being amortized over the life of the debenture at effective interest rate of 77%. Total debt discount amortization during the six months ended June 30, 2017 was $140,182. (December 31, 2016 – $368,496)

	December 31, 2016	Additions	June 30, 2017

Convertible debentures	$1,213,397	-	1,213,397
Convertible discount	(852,418)	-	(852,418)
Net convertible debentures	360,979	-	360,979
Interest accretion	368,496	140,182	508,678
Balance	$729,475	64,098	869,657

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
June 30, 2017

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

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
June 30, 2017

Note 7 –Equity (Continued)

Common shares (continued)

On April 3, 2017, one shareholder of Savicell exercised their right to convert their shareholding in Savicell into common shares of the Company. Accordingly, the Company issued 288,830 common shares at $0.16 per share. Total book value of the issued common shares is $46,212.

On April 3, 2017, the Company issued 1,693,750 common shares at $0.20 per share for total proceeds of $338,750. Each unit comprises one share and one warrant to purchase a further share at a price of $0.20. Each warrant entitles the holder to acquire one additional share of common stock at a price of $0.20 per share until April 3, 2019.

On May 4, 2017, the Company issued an aggregate of 1,250,000 common shares at a price of $0.20 per unit for gross proceeds of $250,000.

As at June 30, 2017, the Company has 117,413,408 common shares issued and outstanding.

Warrants

A summary of warrants as at December 31, 2016 and June 30, 2017 is as follows:

		Warrant Outstanding
		Weighted Average
	Number of warrant	Exercise Price
Balance, December 31, 2016	-	$-
Issued	1,693,750	0.20
Balance, June 30, 2017	1,693,750	$0.20

Number	Exercise	Expiry
Outstanding [1]	Price	Date
1,693,750	$0.20	April 3, 2019

Preferred Shares

The Company has authorized 20,000,000 preferred shares at a par value of $0.001 per share. No preferred shares have been issued by the Company and accordingly none are outstanding.

Stock Options

On May 28, 2013, the Company granted a total of 962,358 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share and may be exercised for five years. A quarter of the options will vest on each of the first four anniversaries of the date of initial grant. The options were valued based on the Black Scholes model. On June 22, 2015, 481,179 of these options were exercised at $0.01 per share for total proceeds of $4,812. For the six months ended June 30, 2017 the Company recorded stock based compensation of $4,630 (2016: $17,628) for such options.

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
June 30, 2017

Note 7 –Equity (Continued)

Stock Options (continued)

On August 22, 2013, the Company granted a total of 800,000 stock options to a consultant. The stock options are exercisable at the exercise price of $0.01 per share and may be exercised for five years. 480,000 of the options so granted will vest as to one quarter of such options at the end of each completed year that the consultant provides the services. The remaining 320,000 options will be fully vested when the consultant has completed the provision of a minimum of 600 blood samples of lung cancer and control patients during the 4 years from August 22, 2013. One twelfth of these options will vest upon each 50 blood samples having been delivered by the consultant to the Company. The options were valued based on the Black Scholes model. For the six months ended June 30, 2017 the Company recorded stock based compensation of $2,819 (2016: $28,419) for such options.

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

On May 4, 2014 the Company granted a total of 150,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share and may be exercised for seven years. One third of the options will vest at end of each completed year that the consultant provides the services. The options were valued based on the Black Scholes model. For the six months ended June 30, 2017, the Company recorded stock based compensation of $68 (2016: $208) for such options.

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

On August 4, 2015 the Company granted a total of 150,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for six years. One third of the options will vest at end of each of June 21, 2016, June 21, 2017 and June 21, 2018 that the employee remains an employee of the Company or its subsidiaries. On April 20, 2017, the Company amended this option agreement resulting in the immediate vesting of any remainder unvested options upon termination of employment. In addition, the expiration date of these options were revised to be three years from the date of termination. These options became fully vested as at April 23, 2017.

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
June 30, 2017

Note 7 –Equity (Continued)

Stock Options (continued)

The options were valued based on the Black Scholes model. For the six months ended June 30, 2017, the Company recorded stock based compensation of $7,843 (2016: $9,347) for such options.

In August 2015 the Company granted a total of 1,730,000 stock options to four advisors of the Company. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for six-seven years. One third of the options will vest at end of each completed year for which the consultant provides the services. The options were valued based on the Black Scholes model. For the six months ended June 30, 2017, the Company recorded stock based compensation of $22,367 (2016: $107,843) for such options.

On September 1, 2015 the Company granted a total of 150,000 stock options to two employees. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest at the grant date of each of September 1, 2015, September 1, 2016 and September 1, 2017 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the six months ended June 30, 2017, the Company recorded stock based compensation of $4,891 (2016: $12,098) for such options.

On November 22, 2015 the Company granted a total of 50,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest at the grant date of each of November 22, 2016, November 22, 2017 and November 22, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the six months ended June 30, 2017, the Company recorded stock based compensation of $1,063 (2016: $4,482) for such options.

On December 1, 2015 the Company granted a total of 125,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest at the grant date of each of December 1, 2016, December 1, 2017 and December 1, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the six months ended June 30, 2017, the Company recorded stock based compensation of $2,683 (2016: $11,393) for such options.

On December 6, 2015 the Company granted a total of 100,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest at the grant date of each of December 6, 2016, December 6, 2017 and December 6, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the six months ended June 30, 2017, the Company recorded stock based compensation of $2,207 (2016: $9,436) for such options.

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
June 30, 2017

Note 7 –Equity (Continued)

Stock Options (continued)

On February 15, 2016 the Company granted a total of 50,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the six months ended June 30, 2017, the Company recorded stock based compensation of $971 (2016: $2,895) for such options.

On March 7, 2016 the Company granted a total of 75,000 stock options to two employees. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the six months ended June 30, 2017, the Company recorded stock based compensation of $1,641 (2016: $4,425) for such options.

On May 5, 2016 the Company granted a total of 150,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for ten years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the six months ended June 30, 2017 the Company recorded stock based compensation of $5,845 (2016: $13,385) for such options.

On June 6, 2016 the Company granted a total of 800,000 stock options to a consultant. The stock options are exercisable at the exercise price of $0.20 per share and may be exercised for five years. 480,000 of the options so granted will vest as to one quarter of such options at the end of each completed year that the consultant provides the services. The remaining 320,000 options will be fully vested when the consultant has completed the provision of a minimum of 600 blood samples of lung cancer and control patients during the 4 years following June 6, 2016. One twelfth of these options will vest upon each 50 blood samples having been delivered by the consultant to the Company. The options were valued based on the Black Scholes model. For the six months ended June 30, 2017, the Company recorded stock based compensation of $15,843 (2016: $23,746) for such options.

On November 1, 2016, the Company granted a total of 360,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One half of the options will vest immediately and one-half shall vest on the on the first anniversary date of grant provided the grantee remains a board member of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the six months ended June 30, 2017, the Company recorded stock based compensation of $12,754 (2016: $29,946) for such options.

On May 31, 2017, the Company granted a total of 875,000 stock options to six employees. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant, namely May 31, 2018, May 31, 2019 and May 31, 2020 provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the six months ended June 30, 2017, the Company recorded stock based compensation of $4,965 for such options.

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
June 30, 2017

Note 7 –Equity (Continued)

Stock Options (continued)

The fair value of each option grant is calculated using the following assumptions:

	2017	2016
Expected life – year	0.9-8.8	3-10
Interest rate	1.01 – 2.31%	0.73-2.45%
Volatility	67.24-106.88%	65.99-99.04%
Dividend yield	--%	--%
Forfeiture rate	--%	--%

	Number of Options	Weighted	Expire date
		Average Exercise
		Price
Balance, December 31, 2014	14,237,075	$0.01

Exercised, on June 23, 2015	(481,179)	0.01
Exercised, on June 25, 2015	(100,000)	0.01
Granted, on August 4, 2015	150,000	0.20	April 23, 2020
Granted, on August 7, 2015	1,610,000	0.20	August 7, 2022
Granted, on August 25, 2015	120,000	0.20	August 25, 2022
Granted, on September 1, 2015	150,000	0.20	September 1, 2022
Granted, on November 22, 2015	50,000	0.20	November 22, 2022
Granted, on December 1, 2015	125,000	0.20	December 1, 2022
Granted, on December 6, 2015	100,000	0.20	December 6, 2022
Balance, December 31, 2015	15,960,896	$0.04
Granted, on February 15, 2016	50,000	0.20	February 15, 2023
Granted, on March 7, 2016	75,000	0.20	March 7, 2023
Granted, on May 5, 2016	150,000	0.20	May 5, 2026
Granted, on June 6, 2016	800,000	0.20	June 6, 2021
Exercised, on July 7, 2016	(50,000)	0.01
Granted, on November 1, 2016	360,000	0.20	October 31, 2023
Balance, December 31, 2016	17,345,896	$0.05
Granted, on May 31, 2017	875,000	0.20	May 31, 2024
Balance, June 30, 2017
	18,220,896	$0.06

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
June 30, 2017

Note 7 –Equity (Continued)

Stock Options (continued)

	Outstanding June 30, 2017			Exercisable as at June 30, 2017
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
Exercise	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Price	Options	Price	Life (years)	Options	Price	Life (years)

$0.01	9,750,000	$0.01	5.18	9,750,000	$0.01	5.18
0.01	481,179	0.01	0.91	481,179	0.01	0.91
0.01	800,000	0.01	1.15	680,001	0.01	1.15
0.01	1,924,717	0.01	3.37	1,924,717	0.01	3.37
0.01	500,000	0.01	1.51	500,000	0.01	1.51
0.01	150,000	0.01	3.85	150,000	0.01	3.85
0.20	150,000	0.20	2.82	150,000	0.20	2.82
0.20	120,000	0.20	5.16	40,000	0.20	5.16
0.20	1,610,000	0.20	5.11	536,667	0.20	5.11
0.20	150,000	0.20	5.18	100,000	0.20	5.18
0.20	50,000	0.20	5.40	16,667	0.20	5.40
0.20	125,000	0.20	5.42	41,667	0.20	5.42
0.20	100,000	0.20	5.44	33,333	0.20	5.44
0.20	50,000	0.20	5.63	16,667	0.20	5.63
0.20	75,000	0.20	5.69	25,000	0.20	5.69
0.20	150,000	0.20	8.85	70,000	0.20	8.85
0.20	800,000	0.20	3.94	173,334	0.20	3.94
0.20	360,000	0.20	6.34	180,000	0.20	6.34
0.20	875,000	0.20	6.92	-	-	-
	18,220,896	$0.06	4.64	14,869,232	$0.03	4.47

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
June 30, 2017

Note 7 –Equity (Continued)

Stock Options (continued)

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
June 30, 2017

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

As at June 30, 2017, the Company, the Warrant holder and the Savicell investors held underlying interests in the equity of Savicell of 86.31%, 11.72% and 1.97%, respectively (December 31, 2016 -86.13%, 11.72% and 2.15%) .

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
June 30, 2017

Savicell’s Common Shares

	Number	Amount
	of Shares

Balance, December 31, 2013	13,209	$2,454,192

Issued for cash pursuant to share subscriptions	183	310,977

Balance, December 31, 2014	13,392	2,765,169

Issued for cash pursuant to share subscriptions	730	1,241,171
Shares issued to settle inter-company debts	203	345,198
Share subscription receivable	(313)	(532,084)

Balance, December 31, 2015	14,012	$3,819,454
Shares issued to settle inter-company debts	1,051	1,786,656

Balance, June 30, 2017 and December 31, 2016	15,063	$5,606,110

As the exercise price inherent in the warrant certificate to purchase 1,765 common shares of Savicell is at nominal value, the warrant certificate is valued at the price of the subsequent equity issuance by Savicell ($1,698 per share) and the related common shares are considered to be issued and outstanding.

Note 8 – Commitments and Guarantees

The Company did not become a guarantor to any parties as at June 30, 2017.

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
June 30, 2017

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

Note 9 – Geographic Information

The Company’s head office is located in the United States (“US”). The operations of the Company are primarily in two geographic areas: the US and Israel. A summary of geographical information for the Company’s long lived assets is as follows:

Period ended June 30, 2017	US	Israel	Total
Long-live assets	$-	$53,828	$53,828

Year ended December 31, 2016	US	Israel	Total
Long-live assets	$-	$55,444	$55,444

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
June 30, 2017

Note 10 – Subsequent Events

1.

On July 2, 2017, the Company granted options to purchase 150,000 shares of its common stock to a new employee, pursuant to an employment agreement. The exercise price of the options is $0.20 per share and may be exercised for three years. The options vest on each of July 2, 2018, July 2, 2019 and July 2, 2020 provided that the employee remains an employee of the Company.

2.

On August 3, 2017, the Company entered into two subscription agreements with two parties in which the company shall receive an aggregate $120,000 toward the subscription of 600,000 common shares at a share price of $0.20 per share.

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

Pursuant to a license agreement and research funding agreement (the “License Agreement”) dated July 24, 2012 and entered into on July 25, 2012 executed by our Subsidiary and Ramot at Tel Aviv University Ltd. (“Ramot”), a private company incorporated in the State of Israel, our Subsidiary was granted a license to certain patented technology relating to the early detection of diseases by measuring metabolic activity in the immune system (the “Technology”). The products (the “Products”) means any instrument, device, process, method, product, component, or system that contain or is based on, in whole or in part, the Technology.

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

Sources Quoted

(1) Luba Frank and Leslie E. Quint Chest CT incidentalomas: thyroid lesions, enlarged mediastinal lymph nodes, and lung nodules Cancer Imaging. 2012; 12(1): 41–48

(2) MacMahon H, Austin JH, Gamsu G, et al. Guidelines for management of small pulmonary nodules detected on CT scans: a statement from the Fleischner Society. Radiology. 2005;237:395–400. doi:10.1148/radiol. 2372041887. [PubMed]

(3) Michael K. Gould et al. Recent Trends in the Identification of Incidental Pulmonary Nodules. Am J Respir Crit Care Med Vol 192, Iss 10, pp 1208–1214, Nov 15, 2015

(4) Apichat Tantraworasin et al. ISRN Surgery Volume 2013, Article ID 175304, 7 pages

(5) Moving Beyond the National Lung Screening Trial: Discussing Strategies for Implementation of Lung Cancer Screening Programs Bernando H.L. Goulard, The Oncologist. 2013 Aug; 18(8): 941–946

(6) Assume 10 million patients screened and sensitivity and specificity of 92% and 75% respectively. Well-Shield may have higher or lower sensitivity and specificity.

(7) Cancer Facts & Figures 2015.

(8) World Cancer Report 2014.

Results of Operations

Revenues

We have not earned any revenue from operations since our inception and further losses are anticipated in the development of our business. We are currently in the development stage of our business and we can provide no assurances that we will generate revenue in the foreseeable future.

Expenses

For the three and six months ended June 30, 2017 and 2016, we incurred the following general and administrative expenses:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
General and Administrative Expenses
Accounting Fees	7,500	7,500	15,000	15,000
Audit & Tax Fees	9,997	10,159	43,979	54,560
Bank Fees	112	114	375	242
Consulting Fees	95,011	91,972	186,663	183,944
Filing and Transfer Agent Fees	3,203	7,146	5,476	7,729
Legal Fees	7,679	15,563	18,811	25,002
Travel Expenses	2,868	3,263	4,998	6,694
Office and Miscellaneous Expense	13,631	5,530	21,981	31,275
Research and Development Expense	365,899	398,410	609,880	673,882
Marketing Expense	2,731	-	2,731	-
Payroll Expense	9,031	8,566	17,733	16,885
Rent Expense	954	1,469	2,171	2,692
Insurance Expense	13,575	29,825	22,742	41,588
	(532,191)	(579,517)	(952,540)	(1,059,493)

Our expenses decreased by approximately 10.1% during the six months ended June 30, 2017 compared to the same period in 2016 primarily due to (a) a slight decrease in the amount of research and development expenditures as a result of optimizing the size of the employee base; (b) a reduction in office and miscellaneous expense; (c) a decrease in the cost of insurance premiums; and (d) reduced reliance on audit, tax and legal professionals thereby resulting in a decrease in the related professional fee expense.

Liquidity And Capital Resources

Working Capital

	June 30, 2017 $	December 31, 2016 $
Total Current Assets	255,580	482,970
Total Current Liabilities	406,336	177,006
Working Capital (Deficiency)	(150,756)	305,964

While our operations consumed less cash in the first six months of 2017 versus the corresponding six months in 2016, on a collective basis between our company and Savicell, we raised fewer dollars of new equity capital. Given that the equity raised in the first six months of 2017 was less than the cash used in operations as well as investing activities, we experienced a decline in our working capital.

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

On May 4, 2017, we sold an aggregate of 1,250,000 common shares of our company at a price of $0.20 per share for gross proceeds of $250,000.

Cash Flows

	Three months ended	Three months ended
	June 30, 2017	June 30, 2016
	$	$
Net Cash (Used in) Operating Activities	(620,725)	(807,508)
Net Cash Provided by Financing Activities	413,500	625,000
Net Cash (Used in) Investing Activities	-	(7,198)

Cash (Used in) Operating Activities

The decrease in cash used in operating activities compared to the same period last year is due primarily to reductions in research and development expenses, office and miscellaneous expense as well as legal, audit and tax fees and insurance expenses.

Cash Provided by Financing Activities

The decrease in cash provided by financing activities compared to the same period last year results from fewer equity financings completed by ourselves and Savicell during the first six months of 2017 compared to the corresponding period of 2016.

Cash Used in Investing Activities

There was no cash used in or provided by investing activities during the first six months of 2017.

Plan of Operation

We are an early-stage company. There exists substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our expenses. This is because we have not generated any revenues and no material revenues are anticipated until we further develop our business. There is no assurance we will reach this point.

Our primary objectives for the next twelve month period are to further develop the Technology and to advance the Technology and the related clinical testing. The pace at which we will advance the development of the Technology will depend, in part, on the quantum of additional financing that we are able to raise within the first six months of 2017. Once such amount becomes known, we will be in a position to estimate the overall expenditure profile for the ensuing 12 months.

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we may be forced to cease the operation of our business.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at June 30, 2017, our company has accumulated deficit of $10,967,614 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next 12 months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. This evaluation was implemented under the supervision and with the participation of our Chief Executive Officer.

Based on this evaluation, management concluded that, as of June 30, 2017, our disclosure controls and procedures are not effective. The ineffectiveness of our disclosure controls and procedures was due to the existence of material weaknesses identified in our annual report on Form 10-K filed with the SEC on March 31, 2017 and amended and filed with the SEC on April 3, 2017. As we continue to grow we are adding additional personnel in key positions, including accounting, that will enable us to improve our overall control procedures.

Changes in Internal Control over Financial Reporting

During fiscal quarter ended June 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not generated any revenue from operations since our incorporation. We expect that our operating expenses will increase over the next 12 months as we continue to ramp-up the scope of our business operations. We estimate our average monthly expenses over the next 12 months to be approximately $100,000 ($1,200,000 for the ensuing year), which includes the sum of (a) ongoing research and development expenses; (b) general and administrative expenses; and (c) capital asset acquisitions in furtherance of our product development initiatives. On June 30, 2017, we had cash and cash equivalents of $242,053. As of June 30, 2017, we had total liabilities of $1,275,993. If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the six month period ended June 30, 2017, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

August 17, 2017