Form 10-Q
period 2017-09-30
ONLINE DISRUPTIVE TECHNOLOGIES, INC.
filed 2017-11-17
CIK 1498380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
Yes [   ]        No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:
As of November 14, 2017, there were 118,163,408 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONLINE DISRUPTIVE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(U.S. DOLLARS)

Online Disruptive Technologies, Inc.
Condensed Consolidated Balance Sheets
(U.S. Dollars)
(Unaudited)

	September 30, 2017	December 31, 2016
	$	$
ASSETS

Current Assets
Cash	112,000	452,376
Prepaid expense	1,839	1,687
VAT Receivable	22,180	28,907
Total Current Assets	136,019	482,970

Restricted cash (Note 8 (4))	22,732	20,857
Fixed Assets (Note 3)	49,554	55,444
Total Assets	208,305	559,271

LIABILITIES

Current Liabilities
Accounts Payable	448,268	61,356
Accrued Liabilities	138,822	115,650

Total Current Liabilities	587,090	177,006

Convertible debentures (Note 6)	960,105	729,475
Total Liabilities	1,547,195	906,481

EQUITY

Authorized: 20,000,000 Preferred Shares, par value $0.001 500,000,000 Common Shares, par value $0.001 Issued and outstanding: Nil Preferred Shares 118,163,408 Common Shares (December 31, 2016: 114,180,828 Common Shares)	102,564	98,581
Additional Paid-in Capital	10,220,350	9,409,875
Share Subscription Received	-	158,750
Accumulated Other Comprehensive Loss	(104,461)	(88,180)
Deficit	(11,471,088)	(9,982,269)
Equity Attributable to Shareholders of the Company	(1,252,635)	(403,243)

Non-Controlling Interests	(86,255)	56,033
Total Equity	(1,338,890)	(347,210)
Total Liabilities and Equity	208,305	559,271

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
Condensed Interim Consolidated Statements of Operations and
Comprehensive Loss
(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September	September 30,
	2017	2016	30, 2017	2016

General and Administrative Expenses	$	$	$	$
Accounting Fees	7,500	7,500	22,500	22,500
Audit & Tax Fees	13,532	1,040	57,511	55,600
Bank Fees	69	194	444	436
Consulting Fees	63,367	74,511	250,030	258,455
Filing and Transfer Agent Fees	3,590	1,832	9,066	9,561
Insurance Expense	30,226	1,629	52,968	43,216
Legal Fees	6,392	8,931	25,203	33,933

Marketing Expense	26	-	2,757	-
Office and Miscellaneous Expense	1,355	21,161	23,336	52,437
Payroll Expense	9,126	8,443	26,859	25,329
Rent Expense	647	1,498	2,818	4,190
Research and Development Expense	331,144	355,193	941,024	1,029,074
Travel Expense	7,672	7,283	12,670	13,977
	(474,646)	(489,215)	(1,427,186)	(1,548,708)

Other Expense
Interest Accretion	(90,448)	(47,232)	(230,630)	(120,751)
Interest Expense	(697)	(678)	(821)	(806)
Foreign Currency Gain (Loss)	(6,887)	11,003	29,562	5,117
Net (Loss) for the period	(572,678)	(526,122)	(1,629,075)	(1,665,148)

Other Comprehensive Income
Currency translation adjustments	2,665	8,714	(16,281)	4,787
Comprehensive (Loss) for the period	(570,013)	(517,408)	(1,645,356)	(1,660,361)

Net (Loss) attributable to:
Common Stockholders	(519,808)	(469,723)	(1,488,819)	(1,456,518)
Non-Controlling Interests	(52,870)	(56,399)	(140,256)	(208,630)
	(572,678)	(526,122)	(1,629,075)	(1,665,148)
Net Comprehensive (Loss) Attributable to:
Common Stockholders	(517,308)	(462,215)	(1,503,698)	(1,452,411)
Non-Controlling Interests	(52,705)	(55,193)	(141,658)	(207,950)
	(570,013)	(517,408)	(1,645,356)	(1,660,361)

Basic and Diluted Net Loss per Common Share	(0.00)	(0.00)	(0.02)	(0.02)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	117,779,821	106,207,916	116,330,478	103,559,255

The accompanying notes are an integral part of these consolidated financial statement.

Online Disruptive Technologies, Inc.
Condensed Interim Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended	Nine months
	September 30,	ended September
	2017	30, 2016

Cash flow from Operating Activities	$	$
Net loss for the period	(1,629,075)	(1,665,148)
Adjustment for items not involving cash:
Stock-Based Compensation	145,183	236,350
Foreign exchange gain/loss	(29,562)	(5,118)
Depreciation – fixed assets	10,569	-
Interest accretion	230,630	120,751
Changes in non-cash working capital items:
Increase in VAT receivable	9,066	(5,486)
Decrease in prepaid expense	-	1,005
Increase in accounts payable and accrued liabilities	408,134	132,555
Net cash (used in) operating activities	(855,055)	(1,185,091)
Cash flow from financing activities
Share subscription received	535,000	625,500

Net cash provided by financing activities	535,000	625,500
Cash flow used in investing activities
Cash utilized in purchase of assets	-	(7,485)
Net cash used in investing activities	-	(7,485)

Effects of exchange rate changes on cash and cash equivalents	(20,321)	(18,475)

Net (decrease) increase in cash	(340,376)	(585,551)
Cash, beginning of period	452,376	1,206,809
Cash, end of period	112,000	621,258
Supplementary Information
Interest Paid	-	-
Income Taxes Paid	-	-

The accompanying notes are an integral part of these consolidated financial statements

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2017
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

These Condensed Interim Consolidated Financial Statements have been prepared with the ongoing assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a negative working capital balance of $451,071 as at September 30, 2017 (December 31, 2016 – positive $305,964) and an accumulated deficit of $11,471,088 (December 31, 2016 – $9,982,269). Furthermore, additional future losses are anticipated which raise substantial doubt about the Company’s ability to continue as a going concern. These Condensed Interim Consolidated Financial Statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The operations of the Company have primarily been funded by the sale of common shares and loans received. Continued operations of the Company are dependent on the Company’s ability to complete equity financings or to generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms to the Company. Failure to obtain the ongoing support of its equity financings and creditors may make the going concern basis of accounting inappropriate, in which case the Company’s assets and liabilities would need to be recognized at their liquidation values. These condensed interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts and classification of liabilities that might arise from this uncertainty.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2017
(Unaudited)

a)        Basis of Presentation
These Condensed Interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”), and are expressed in United States dollars, unless otherwise noted. These financial statements are condensed and do not include all disclosures required for annual financial statements. Users should read these financial statements in conjunction with those annual consolidated financial statements filed for the year ended December 31, 2016. In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2017, the consolidated results of operations for the nine months ended September 30, 2017 and 2016, and the consolidated cash flows for the nine months ended September 30, 2017 and 2016.

b)        Principles of Consolidation
These Condensed Interim Consolidated Financial Statements include the accounts of the Company and its 86.31% (December 31, 2016 - 86.13%) interest in Savicell. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

In the year ended 2013, Savicell’s functional currency was the U.S. dollar. During the year 2014, with the increased volume of transactions in the local currency, the management reassessed Savicell’s functional currency to NIS based on the change in facts and effective as of January 1, 2014. Such change is still appropriate in 2017.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2017
(Unaudited)

Note 2 - Significant Accounting Policies (Continued)

d)        Foreign Currency Translation
As a result of the functional currency change discussed above, a cumulative translation adjustment of $104,461 is included in accumulated other comprehensive income and will only be adjusted in the event of a full or partial disposition of the Company's investment in Savicell.

e)        Cash and Cash Equivalents
Cash and cash equivalents consist entirely of readily available cash balances. There were no cash equivalents as of September 30, 2017 and December 31, 2016.

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

Per FASB ASC 740 “Income Taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At September 30, 2017, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2017
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

Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Stock options are considered to be common stock equivalents and were not included in the net loss per share calculation for the nine months ended September 30, 2017 and 2016 because the inclusion of such underlying shares would have had an anti-dilutive effect.

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

As at September 30, 2017, the fair value of cash and cash equivalents was measured using Level 1 inputs.

The Company’s financial instruments are cash and cash equivalents, restricted cash, accounts payable and accrued liabilities and convertible debentures. The recorded values of cash and cash equivalents and accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The Company believes the recorded values of convertible debentures, net of the discount, approximate the fair value as the interest rate (stated or effective) approximates market rates for similar types of instruments.

k)        Research and Development Costs
In the nine months period ended September 30, 2017, all research and development costs are charged to expense as incurred. The majority of these costs are in-house expenses related to consulting fees, materials,

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2017
(Unaudited)

Note 2 - Significant Accounting Policies (Continued)

k)        Research and Development Costs (continued)
salaries of employees working on the R&D projects, rent and legal expenses related to patents. A breakdown of the R&D costs is as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Research and Development	$	$	$	$
Expenses
Consulting fees	22,905	22,334	81,095	93,129
Legal fees	9,241	343	31,571	8,481
Office and Miscellaneous		-	17,705	6,313
Expense	7,769
Payroll expense	164,161	214,266	525,275	545,898
R&D materials and supplies	65,384	12,513	107,988	101,197
Rent	5,827	19,794	25,362	37,706
Stock-based compensation	55,791	85,944	145,183	236,350
Insurance	66	-	6,845	-
Total	331,144	355,194	941,024	1,029,074

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

n)        Modifications to debt
The Company evaluates any modifications to its debt in accordance with the applicable guidance in ASC 470-50, Debt-Modifications and Extinguishments. If the debt instruments are substantially modified, the modification is accounted for in the same manner as a debt extinguishment (i.e., a major modification) and the fees paid are recognized as expense at the time of the modification. Otherwise, such fees are deferred and amortized as an adjustment of interest expense over the remaining term of the modified debt instrument using the effective interest method.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2017
(Unaudited)

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

In March 2016, the FASB issued ASU 2016-02, Leases, which supersedes ASC Topic 840, Leases, and sets forth the principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record on the balance sheet a right-of-use asset and a lease liability, equal to the present value of the remaining lease payments, for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or a straight-line basis over the term of the lease. ASU 2016-02 will be effective for use beginning January 1, 2019, with early adoption permitted. Entities are required to use a modified retrospective transition method for existing leases. The Company is currently evaluating the potential impact this guidance will have on our consolidated financial statements, if any.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2017
(Unaudited)

Note 2 - Significant Accounting Policies (Continued)

p)        Recently Issued Accounting Pronouncements (continued)
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments to the guidance enhance the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation, and disclosure. The updated guidance is effective for use beginning January 1, 2018. The Company does not expect this guidance to have a material impact on our consolidated financial statements, if any.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The effective date for ASC 606 is annual reporting periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Companies may apply the new guidance using either the full retrospective transition method, which requires restating each prior period presented, or the modified retrospective transition method, under which the new guidance is applied to the current period presented in the financial statements and a cumulative-effect adjustment is recorded as of the date of adoption. The Company is evaluating the potential impact this guidance will have on our consolidated financial statements, if any.

Note 3 – Fixed Assets

As of September 30, 2017, the fixed assets balance on the financial statement consist of the following:

	Furniture and	Computer
Cost:	Fixtures	Equipment	Lab Equipment	Total
December 31, 2016	$3,496	$26,489	$44,432	$74,417
Exchange difference	314	2,381	3,995	6,690
September 30, 2017	$3,810	$28,870	$48,427	$81,107

	Furniture and	Computer
Amortization:	Fixtures	Equipment	Lab Equipment	Total
December 31, 2016	$404	$10,645	$7,924	$18,974
Additions	310	5,938	4,321	10,569
Exchange difference	51	1067	892	2,278
September 30, 2017	$766	$17,651	$13,136	$31,553

	Furniture and	Computer
Net Book Value:	Fixtures	Equipment	Lab Equipment	Total
December 31, 2016	$3,092	$15,844	$36,508	$55,444
September 30, 2017	$3,044	$11,219	$35,291	$49,554

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2017
(Unaudited)

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2017
(Unaudited)

Note 4 – License and Research Funding Agreement (continued)

During the nine months ended September 30, 2017, Savicell incurred research and development costs of $941,024 (September 2016 -$1,029,074) which were included in the consolidated statements of operations and comprehensive loss.

Note 5 – Related Party Transactions

The Company completed the following related party transactions:

During the nine months ended September 30, 2017, the Company incurred consulting fees and salaries of $361,202 (for the nine months ended September 30, 2016 - $377,499) payable to its directors and officers. The Company incurred consulting fees payable to a company controlled by a former director/officer of $81,000 (for the nine months ended September 30, 2016 - $81,000).

As at September 30, 2017, included in accounts payable and accrued liabilities are amounts of $73,286 (December 31, 2016 – $6,300) that was payable to a company controlled by a former director/officer of the Company and $314,559 (December 31, 2016 – $34,967) that was payable to current officers or directors of the Company

Note 6 – Convertible Debentures

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

The Company evaluated these convertible debentures for derivatives and determined that they do not qualify for derivative treatment. The Company then evaluated the debenture for beneficial conversion features and determined that the convertible loan issued on April 15, 2015 does contain beneficial conversion features. The aggregate intrinsic value of the beneficial conversion features was determined to be $852,418. This amount was recorded as a debt discount on April 15, 2015 that is being amortized over the life of the debenture at effective interest rate of 77%. Total debt discount amortization during the nine months ended September 30, 2017 was $230,630. (September 30, 2016 – $120,752)

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2017
(Unaudited)

Note 6 – Convertible Debentures (continued)

	December 31, 2016	Additions	September 30, 2017

Giora Davidovits	$510,416	-	510,416
Eyal Davidovits	243,825	-	243,825
Irit Arbel	225,822	-	225,822
Robbie Manis	233,334	-	233,334
Total	$1,213,397	-	1,213,397

	December 31, 2016	Additions	September 30, 2017

Convertible debentures	$1,213,397	-	1,213,397
Convertible discount	(852,418)	-	(852,418)
Net convertible debentures	360,979	-	360,979
Interest accretion	368,496	230,630	599,126
Balance	$729,475	230,630	960,105

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2017
(Unaudited)

Note 7 –Equity (Continued)

Common shares (continued)

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
September 30, 2017
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

On April 3, 2017, the Company issued 1,693,750 common shares at $0.20 per unit for total proceeds of $338,750. Each unit comprises one share and one warrant to purchase a further share at a price of $0.20. Each warrant entitles the holder to acquire one additional share of common stock at a price of $0.20 per share until April 3, 2019.

On May 4, 2017, the Company issued an aggregate of 1,250,000 common shares at a price of $0.20 per share for gross proceeds of $250,000.

On August 3, 2017, the Company issued an aggregate of 600,000 common shares at a price of $0.20 per share for gross proceeds of $120,000.

On September 25, 2017, an employee exercised 150,000 options and accordingly received 150,000 common shares at an exercise price of $0.01 per share for aggregate consideration of $1,500.

As at September 30, 2017, the Company has 118,163,408 common shares issued and outstanding.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2017
(Unaudited)

Note 7 –Equity (Continued)

Warrants

A summary of warrants as at December 31, 2016 and September 30, 2017 is as follows:

		Warrant Outstanding
		Weighted Average
	Number of warrant	Exercise Price
Balance, December 31, 2016	-	$-
Issued	1,693,750	0.20
Balance, September 30, 2017	1,693,750	$0.20

Number	Exercise	Expiry	Remaining
Outstanding	Price	Date	Life
1,693,750	$0.20	April 3, 2019	1.51

Preferred Shares

The Company has authorized 20,000,000 preferred shares at a par value of $0.001 per share. No preferred shares have been issued by the Company and accordingly none are outstanding.

Stock Options

On May 28, 2013, the Company granted a total of 962,358 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share and may be exercised for five years. A quarter of the options will vest on each of the first four anniversaries of the date of initial grant. The options were valued based on the Black Scholes model. On June 22, 2015, 481,179 of these options were exercised at $0.01 per share for total proceeds of $4,812. As of September 30, 2017, the Company has fully recorded the stock based compensation for such options. For the nine months ended September 30, 2017, the Company recorded stock based compensation of $4,630 for such options.

On August 22, 2013, the Company granted a total of 800,000 stock options to a consultant. The stock options are exercisable at the exercise price of $0.01 per share and may be exercised for five years. 480,000 of the options so granted will vest as to one quarter of such options at the end of each completed year that the consultant provides the services. The remaining 320,000 options will be fully vested when the consultant has completed the provision of a minimum of 600 blood samples of lung cancer and control patients during the 4 years from August 22, 2013. One twelfth of these options will vest upon each 50 blood samples having been delivered by the consultant to the Company. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2017, the Company recorded stock based compensation of $3,648 (2016: $28,419) for such options.

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
September 30, 2017
(Unaudited)

Note 7 –Equity (Continued)

Stock Options (continued)

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

On May 4, 2014 the Company granted a total of 150,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share and may be exercised for seven years. One third of the options will vest at end of each completed year that the consultant provides the services. The options were valued based on the Black Scholes model. As of June 30, 2017, the Company has fully recorded the stock based compensation for such options. In addition, on September 25, 2017, 150,000 of these options were exercised at $0.01 per share for total proceeds of $1,500. For the nine months ended September 30, 2017, the Company recorded stock based compensation of $47 (2016: $174) for such options.

On August 4, 2015 the Company granted a total of 150,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for six years. One third of the options will vest at end of each of June 21, 2016, June 21, 2017 and June 21, 2018 that the employee remains an employee of the Company or its subsidiaries. On April 20, 2017, the Company amended this option agreement resulting in the immediate vesting of any remainder unvested options upon termination of employment. In addition, the expiration date of these options were revised to be three years from the date of termination. These options became fully vested as at April 23, 2017. The options were valued based on the Black Scholes model. As of September 30, 2017, the Company has fully recorded the stock based compensation for such options. For the nine months ended September 30, 2017, the Company recorded stock based compensation of $7,843 (2016: $7,397) for such options.

In August 2015 the Company granted a total of 1,730,000 stock options to four advisors of the Company. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for six-seven years. One third of the options will vest at end of each completed year for which the consultant provides the services. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2017, the Company recorded stock based compensation of $37,777 (2016: $98,785) for such options.

On September 1, 2015 the Company granted a total of 150,000 stock options to two employees. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest at the grant date of each of September 1, 2015, September 1, 2016 and September 1, 2017 that the employee remains an employee of the Company or its subsidiaries. As of June 30, 2017, one of these employees is no longer with the Company and as such 75,000 option has expired. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2017, the Company recorded stock based compensation of $,5,238 (2016: $12,952) for such options.

On November 22, 2015 the Company granted a total of 50,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest at the grant date of each of November 22, 2016, November 22, 2017 and November 22, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2017, the Company recorded stock based compensation of $1,603 (2016: $3,114) for such options.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2017
(Unaudited)

Note 7 –Equity (Continued)

Stock Options (continued)

On December 1, 2015 the Company granted a total of 125,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest at the grant date of each of December 1, 2016, December 1, 2017 and December 1, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2017, the Company recorded stock based compensation of $4,047 (2016: $7,958) for such options.

On December 6, 2015 the Company granted a total of 100,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest at the grant date of each of December 6, 2016, December 6, 2017 and December 6, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2017, the Company recorded stock based compensation of $3,328 (2016: $7,047) for such options.

On February 15, 2016 the Company granted a total of 50,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2017, the Company recorded stock based compensation of $1,350 (2016: $2,062) for such options.

On March 7, 2016 the Company granted a total of 75,000 stock options to two employees. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2017, the Company recorded stock based compensation of $2,207 (2016: $2,966) for such options.

On May 5, 2016 the Company granted a total of 150,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for ten years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2017 the Company recorded stock based compensation of $6,765 (2016: $3,485) for such options.

On June 6, 2016 the Company granted a total of 800,000 stock options to a consultant. The stock options are exercisable at the exercise price of $0.20 per share and may be exercised for five years. 480,000 of the options so granted will vest as to one quarter of such options at the end of each completed year that the consultant provides the services. The remaining 320,000 options will be fully vested when the consultant has completed the provision of a minimum of 600 blood samples of lung cancer and control patients during the 4 years following June 6, 2016. One twelfth of these options will vest upon each 50 blood samples having been delivered by the consultant to the Company. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2017, the Company recorded stock based compensation of $18,186 (2016: $23,746) for such options.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2017
(Unaudited)

Note 7 –Equity (Continued)

Stock Options (continued)

On November 1, 2016, the Company granted a total of 360,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One half of the options will vest immediately and one-half shall vest on the on the first anniversary date of grant provided the grantee remains a board member of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2017, the Company recorded stock based compensation of $19,236 (2016: $29,946) for such options.

On May 31, 2017, the Company granted a total of 875,000 stock options to six employees. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant, namely May 31, 2018, May 31, 2019 and May 31, 2020 provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2017, the Company recorded stock based compensation of $20,192 for such options.

On July 2, 2017, the Company granted a total of 150,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on the date of grant, namely July 2, 2018, July 2, 2019 and July 2, 2020 provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2017, the Company recorded stock based compensation of $1,801 for such options.

On July 12, 2017, the Company granted a total of 260,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. 50,000 options vested on grant date. Of the remaining 210,000, one third of the options will vest on each of July 12, 2018, July 12, 2019 and July 12, 2020 provided the consultant remains a consultant of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2017, the Company recorded stock based compensation of $13,520 for such options.

The fair value of each option grant is calculated using the following assumptions:

	2017	2016
Expected life – year	0.9-8.8	3-10
Interest rate	1.01 – 2.31%	0.73-2.45%
Volatility	66.75-99.04%	65.99-99.04%
Dividend yield	--%	--%
Forfeiture rate	--%	--%

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2017
(Unaudited)

Note 7 –Equity (Continued)

Stock Options (continued)

	Number of Options	Weighted	Expire date
		Average Exercise
		Price
Balance, December 31, 2014	14,237,075	$0.01

Exercised, on June 23, 2015	(481,179)	0.01
Exercised, on June 25, 2015	(100,000)	0.01
Granted, on August 4, 2015	150,000	0.20	April 23, 2020
Granted, on August 7, 2015	1,610,000	0.20	August 7, 2022
Granted, on August 25, 2015	120,000	0.20	August 25, 2022
Granted, on September 1, 2015	150,000	0.20	September 1, 2022
Granted, on November 22, 2015	50,000	0.20	November 22, 2022
Granted, on December 1, 2015	125,000	0.20	December 1, 2022
Granted, on December 6, 2015	100,000	0.20	December 6, 2022
Balance, December 31, 2015	15,960,896	$0.04
Granted, on February 15, 2016	50,000	0.20	February 15, 2023
Granted, on March 7, 2016	75,000	0.20	March 7, 2023
Granted, on May 5, 2016	150,000	0.20	May 5, 2026
Granted, on June 6, 2016	800,000	0.20	June 6, 2021
Exercised, on July 7, 2016	(50,000)	0.01
Granted, on November 1, 2016	360,000	0.20	October 31, 2023
Balance, December 31, 2016	17,345,896	$0.05
Granted, on May 31, 2017	875,000	0.20	May 31, 2024
Expired, July 1, 2017	(75,000)	0.20	July 1, 2017
Granted, on July 2, 2017	150,000	0.20	July 2, 2024
Granted, on July 12th, 2017	260,000	0.20	July 12, 2027
Exercised, on September 25, 2017	(150,000)	0.0	September 25, 2017
Balance, September 30, 2017
	18,405,896	$0.06

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2017
(Unaudited)

Note 7 –Equity (Continued)

Stock Options (continued)

	Outstanding September 30, 2017			Exercisable as at September 30, 2017
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
Exercise	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Price	Options	Price	Life (years)	Options	Price	Life (years)

$0.01	9,750,000	$0.01	4.92	9,750,000	$0.01	4.92
0.01	481,179	0.01	0.66	481,180	0.01	0.66
0.01	800,000	0.01	0.89	800,000	0.01	0.89
0.01	1,924,717	0.01	3.12	1,924,717	0.01	3.12
0.01	500,000	0.01	1.25	500,000	0.01	1.25
0.20	150,000	0.20	2.56	150,000	0.20	2.56
0.20	120,000	0.20	4.90	80,000	0.20	4.90
0.20	1,610,000	0.20	4.87	1,073,334	0.20	4.87
0.20	75,000	0.20	4.92	75,000	0.20	4.92
0.20	50,000	0.20	5.15	33,334	0.20	5.15
0.20	125,000	0.20	5.17	83,334	0.20	5.17
0.20	100,000	0.20	5.19	66,666	0.20	5.19
0.20	50,000	0.20	5.38	16,667	0.20	5.38
0.20	75,000	0.20	5.44	25,000	0.20	5.44
0.20	150,000	0.20	8.60	70,000	0.20	8.60
0.20	800,000	0.20	3.68	226,667	0.20	3.68
0.20	360,000	0.20	6.09	360,000	0.20	6.09
0.20	875,000	0.20	6.67	-	-	6.67
0.20	150,000	0.20	2.76	-	-	2.76
0.20	260,000	0.20	2.78	50,000		2.78
	18,405,896	$0.06	4.36	15,765,898	$0.04	4.24

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2017
(Unaudited)

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

Non-Controlling Interests

The Company’s subsidiary, Savicell, granted a third party a warrant certificate to purchase 1,765 common shares of Savicell that initially represented 15% of the underlying common equity of Savicell. In the course of its initial equity issuances up to October 30, 2012 (the “Initial Closing”), Savicell issued a total of 592 ordinary shares at $1,698.97 per share to the non-related third party representing approximately 4.79% of the fully diluted common equity of Savicell for aggregate proceeds of $1,005,795. The Savicell investors are entitled to convert their Savicell shares into common shares of ODT (1:10,625) at a price equal to 80% of the per share pricing of the first completed ODT financing of over $500,000 conducted after July 1, 2012 (the “Financing Price”) provided that for purposes of such conversion, the deemed maximum Financing Price shall be the per share price of the common shares of ODT based on (a) an aggregate ODT equity valuation of $30,000,000; and (b) the number of common shares of ODT outstanding at the time of the financing. Savicell continued its equity issuances following the Initial Closing.

As at December 31, 2012, Savicell had issued a total of 684 shares at $1,698.97 per share representing approximately 5.11% of the fully diluted common equity of Savicell for aggregate proceeds of $1,162,192.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2017
(Unaudited)

Note 7 –Equity (Continued)

Non-Controlling Interests

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

During the period ended September 30, 2017, Savicell investors exchanged 27 Savicell shares for 288,830 of ODT common shares with ODT receiving the Savicell shares so exchanged. As at September 30, 2017, the Company, the Warrant holder and the Savicell investors held underlying interests in the equity of Savicell of 86.31%, 11.72% and 1.97%, respectively (December 31, 2016 -86.13%, 11.72% and 2.15%) .

Savicell’s Common Shares

	Number	Amount
	of Shares

Balance, December 31, 2013	13,209	$2,454,192

Issued for cash pursuant to share subscriptions	183	310,977

Balance, December 31, 2014	13,392	2,765,169

Issued for cash pursuant to share subscriptions	730	1,241,171
Shares issued to settle inter-company debts	203	345,198
Share subscription receivable	(313)	(532,084)

Balance, December 31, 2015	14,012	$3,819,454
Shares issued to settle inter-company debt	1,051	1,786,656

Balance, September 30, 2017 and December 31, 2016	15,063	$5,606,110

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2017
(Unaudited)

Note 7 –Equity (Continued)

Savicell’s Common Shares

As the exercise price inherent in the warrant certificate to purchase 1,765 common shares of Savicell is at nominal value, the warrant certificate is valued at the price of the subsequent equity issuance by Savicell ($1,698 per share) and the related common shares are considered to be issued and outstanding.

Note 8 – Commitments and Guarantees

The Company did not become a guarantor to any parties as at September 30, 2017.

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
September 30, 2017
(Unaudited)

Note 8 – Commitments and Guarantees (continued)

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

Note 9 – Geographic Information

The Company’s head office is located in the United States (“US”). The operations of the Company are primarily in two geographic areas: the US and Israel. A summary of geographical information for the Company’s long lived assets is as follows:

Period ended September 30, 2017	US	Israel	Total
Long-lived assets	$-	$49,554	$49,554

Year ended December 31, 2016	US	Israel	Total
Long-lived assets	$-	$55,444	$55,444

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

Expenses

For the three and nine months ended September 30, 2017 and 2016, we incurred the following general and administrative expenses:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
General and Administrative Expenses
Accounting Fees	7,500	7,500	22,500	22,500
Audit & Tax Fees	13,532	1,040	57,511	55,600
Bank Fees	69	194	444	436
Consulting Fees	63,367	74,511	250,030	258,455
Filing and Transfer Agent Fees	3,590	1,832	9,066	9,561
Insurance Expense	30,226	1,629	52,968	43,216
Legal Fees	6,392	8,931	25,203	33,933
Marketing Expense	26	-	2,757	-
Office and Miscellaneous Expense	1,355	21,161	23,336	52,437
Payroll Expense	9,126	8,443	26,859	25,329
Rent Expense	647	1,498	2,818	4,190
Research and Development Expense	331,144	355,193	941,024	1,029,074
Travel Expense	7,672	7,283	12,670	13,977
	(474,646)	(489,215)	(1,427,186)	(1,548,708)

Three-Month Period Ended September 30, 2017

Our expenses decreased by approximately 3.0% during the three months ended September 30, 2017 compared to the same period in 2016. This decrease resulted primarily from (a) a reduction in consulting expenses and research and development expenses that related to a slight decrease in the overall dedication of human resources; (b) a reduction in office and miscellaneous expenses as efforts were made to reduce the incurrence of non-core expenses; and (c) mitigation of the expense reductions due to (i) an increase in insurance expense which related to the timing of recognition of the renewal of our directors and officers insurance policy; and (ii) an increase in the audit and tax fees related to the timing of recognition of such expenses versus the timing reflected in the 2016 fiscal year.

Nine Month Period Ended September 30, 2017

Our expenses decreased by approximately 7.9% during the nine months ended September 30, 2017 compared to the same period in 2016. This decrease resulted primarily from (a) a reduction in consulting expenses and research and development expenses that related to a slight decrease in the overall dedication of human resources; (b) a reduction in legal fees due to a slower pace of equity financings that typically require the services of legal professionals to implement such transactions; (c) a reduction in office and miscellaneous expenses as efforts were made to reduce the incurrence of non-core expenses; and (c) mitigation of the expense reductions due to (i) an increase in insurance expense due to the rising cost of insurance premiums in recent years; and (ii) the incurrence of modest marketing expenses in 2017 that did not apply to 2016.

Liquidity And Capital Resources

Working Capital

	September 30, 2017 $	December 31, 2016 $
Total Current Assets	136,019	482,970
Total Current Liabilities	587,090	177,006
Working Capital (Deficiency)	(451,071)	305,964

While our operations consumed less cash in the first nine months of 2017 as compared to the corresponding nine month period in 2016, on a collective basis between our company and Savicell, we raised fewer dollars of new equity capital. Moreover, the payment of current compensation to our management and consultants was curtailed during the first nine months of 2017 in order to preserve cash. As a result, the current liabilities reflect a significant increase in the overall payables owing to this group who essentially provided financing to the company. To further assist in the preservation of cash, no funds have been expended in the acquisition of capital assets in the first nine months of 2017.

Given that we have a monthly expenditure budget of approximately $100,000 assuming that current compensation is, in fact, paid to management and consultants, there is a need to raise additional financing in the short term as current cash balances are not sufficient to sustain our operations. Efforts are ongoing to secure additional equity financing and we are hopeful to realize such transactions imminently.

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

On May 4, 2017, we sold an aggregate of 1,250,000 common shares of our company at a price of $0.20 per share for gross proceeds of $250,000.

On August 3, 2017 we sold an aggregate of 600,000 common shares of our company at a price of $0.20 per share for gross proceeds of $120,000.

Cash Flows

	Three months ended	Three months ended
	September 30, 2017	September 30, 2016
	$	$
Net Cash (Used in) Operating Activities	(855,055)	(1,185,091)
Net Cash Provided by Financing Activities	535,000	625,500
Net Cash (Used in) Investing Activities	-	(7,485)

Cash (Used in) Operating Activities

The decrease in cash used in operating activities compared to the same period last year is due primarily to reductions in research and development expenses, office and miscellaneous expense as well as legal, audit and tax fees and insurance expenses. Efforts have been made to reduce the incurrence of non-core expenditures in order to preserve existing cash balances.

Cash Provided by Financing Activities

The decrease in cash provided by financing activities compared to the same period last year results from fewer equity financings completed by ourselves and Savicell during the first nine months of 2017 compared to the corresponding period of 2016.

Cash Used in Investing Activities

There was no cash used in or provided by investing activities during the first nine months of 2017.

Plan of Operation

We are an early-stage company. There exists substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our expenses. This is because we have not generated any revenues and no material revenues are anticipated until we further develop our business. There is no assurance we will reach this point.

Our primary objectives for the next twelve month period are to further develop the Technology and to advance the Technology and the related clinical testing. The pace at which we will advance the development of the Technology will depend, in part, on the quantum of additional financing that we are able to raise within the first nine months of 2017. Once such amount becomes known, we will be in a position to estimate the overall expenditure profile for the ensuing 12 months.

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we may be forced to cease the operation of our business.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at September 30, 2017, our company has accumulated deficit of $11,471,088 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next 12 months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. This evaluation was implemented under the supervision and with the participation of our Chief Executive Officer.

Based on this evaluation, management concluded that, as of September 30, 2017, our disclosure controls and procedures are not effective. The ineffectiveness of our disclosure controls and procedures was due to the existence of material weaknesses identified in our annual report on Form 10-K filed with the SEC on March 31, 2017 and amended and filed with the SEC on April 3, 2017. As we continue to grow we are adding additional personnel in key positions, including accounting, that will enable us to improve our overall control procedures.

Changes in Internal Control over Financial Reporting

During fiscal quarter ended September 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not generated any revenue from operations since our incorporation. We expect that our operating expenses will increase over the next 12 months as we continue to ramp-up the scope of our business operations and work toward the commercialization of the Technology. We estimate our average monthly expenses over the next 12 months to be approximately $100,000 ($1,200,000 for the ensuing year), which includes the sum of (a) ongoing research and development expenses; (b) general and administrative expenses; and (c) capital asset acquisitions in furtherance of our product development initiatives. On September 30, 2017, we had cash and cash equivalents of $112,000. As of September 30, 2017, we had total current liabilities of $587,090. Accordingly, we currently have negative working capital of $451,071 with a significant portion of the current liabilities representing salary and consulting fees owing to management and consultants which have been forestalled. If we are unable to meet our financial obligations, we could be forced to restructure or refinance, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 3, 2017, we issued an aggregate of 600,000 common shares of our company to two investors at a price of $0.20 per share for aggregate gross proceeds of $120,000. Neither of these investors was a U.S. person and these transactions took place outside of the United States. In issuing these shares we relied on the registration exemption provided in Rule 903 of Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended.

On September 25, 2017 a former employee exercised 150,000 options and we issued an aggregate of 150,000 common shares of our company at a price of $0.01 per share for total consideration of $1,500. This former employee was not a U.S. person and this transaction took place outside of the United States. In issuing these securities we relied on the registration exemption provided in Rule 903 of Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended.

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

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to an exhibit to a registration statement on Form S-1 filed on August 10, 2010)
3.2	Bylaws (incorporated by reference to an exhibit to a registration statement on Form S-1 filed on August 10, 2010)
(10)	Material Contracts
10.7	Employment Agreement with Giora Davidovits dated September 1, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K filed September 19, 2012)
10.8	Form of Conversion and Participation Rights Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 1, 2012)
10.9	Employment Agreement with Eyal Davidovits dated October 30, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K filed November 5, 2012)

Exhibit Number	Description
(21)	Subsidiaries
21.1	Savicell Diagnostic Ltd. our approximately 86.31% subsidiary incorporated in Israel on April 23, 2012
21.2	Savicell Ltd.
(33)	Certification
31.1*	Section 302 of the Sarbanes-Oxley Act of 2002 of Giora Davidovits
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Giora Davidovits
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

November 17, 2017