Form 10-K
period 2017-12-31
ONLINE DISRUPTIVE TECHNOLOGIES, INC.
filed 2018-06-04
CIK 1498380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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
(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: 702-579-7900

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of Exchange on which registered
________________________________	_____________________________________

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

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $13,480,878, based on 67,404,388 shares of common stock held by non-affiliates and last sale on June 30, 2017 being $0.20 per share.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 119,644,587 shares of common stock as at April 24, 2018.

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

Pursuant to a license agreement and research funding agreement (the “License Agreement”) dated July 24, 2012 and entered into on July 25, 2012 executed by our Subsidiary and Ramot at Tel Aviv University Ltd. (“Ramot”), a private company incorporated in the State of Israel and having a place of business at MATAM Advanced Technology Park, Building #23, Haifa, Israel, our Subsidiary was granted a license to certain patented technology relating to the early detection of diseases by measuring metabolic activity in the immune system (the “Technology”). The products (the “Products”) means any instrument, device, process, method, product, component, or system that contain or is based on, in whole or in part, the Technology.

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

Research and Development Expenditures

During the year ended December 31, 2017, we expended $1,272,666 in research and development. During the year ended December 31, 2016, we expended $1,327,758 in research and development.

Employees

We currently have Ten employees located in the U.S. and in our laboratory located in Haifa, Israel. In addition, we have several consultants engaged on continuous mandates. Over the next twelve months we plan to increase the number of employees with a greater increase in the Israel locale. We will continue to use a mix of employees and consultants depending on the time commitment required for the particular roles being fulfilled by these personnel.

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

Savicell has submitted a provisional patent in August 2017 specific to lung cancer “METHODS OF DIAGNOSING AND TREATING LUNG CANCER”

Savicell has been granted approval of its continuation patent, “METHODS OF MONITORING AND ANALYZING METABOLIC ACTIVITY PROFILES > DIAGNOSTIC AND THERAPEUTIC USES OF SAME” from the United States patent office effective as of Feb 8, 2018 and issued as US Patent No. 0038849.

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

We have not generated any revenue from operations since our incorporation. We expect that our operating expenses will increase over the next 12 months as we continue to ramp-up the scope of our business operations. With our stated goal of completing our clinical testing, furthering our research and development and achieving commercialization of the Technology, the pace of our progress will depend on the quantum of financing raised. As additional financing is raised, we will continue to accelerate the pace of our overall business initiates. Until the amount of financing is known, we cannot precisely forecast the expenditure budget. On December 31, 2017, we had cash and cash equivalents of $232,247. As of December 31, 2017, we had total liabilities of $1,931,661, the majority of which is represented by debt owing to management that is expected to be converted to common shares and for which management has limited ability to demand payment in cash. If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

Executive Offices

Our executive and head offices are located at 3120 S. Durango Drive, Suite 305, Las Vegas, Nevada 89117. We are presently benefitting from free rental space until such time as our U.S. operations ramp up. Once we attain the necessary funding and increase our employee base, we will look for more spacious facilities to meet our growing needs. Our Subsidiary operates from a new laboratory facility in Haifa, Israel, including sourcing office space in Israel to house the operations of our Subsidiary. On July 20, 2015, Savicell signed an operating lease agreement to lease offices for a period ending July 31, 2018 with an option to renew the lease for an additional period of 2 years. The monthly lease expense is approximately $3,152. Our company pledged a bank deposit which is used as a bank guarantee at an amount of approximately $13,254 to secure its payments under the lease agreement.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common stock is quoted on OTC Pink operated by the OTC Markets Group under the symbol “ONDR”. As of March 31, 2018, our common stock has had no trading activity on OTC Pink.

As of April 24, 2018, we had 119,644,587 shares of our common stock issued and outstanding as well as options to acquire up to 18,405,896 shares of our common stock outstanding at per share prices ranging from $0.01 -$0.20. In addition, in respect of certain obligations owing to management or consultants, we have provided such creditors with the right to convert their respective claims into a maximum aggregate amount of 17,303,404 of our common shares at per share prices ranging from $0.055 -$0.20. Finally, in respect of convertible debentures issued in March of 2018, we have granted the holders thereof the right to convert their debt into a minimum of 1,750,000 of our common shares.

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is Nevada Agency and Transfer Company located at 50 West Liberty Street, Suite 880, Reno, Nevada 89501, Telephone (775) 322-0626, Transfer Agent e-mail: info@natco.org.

Holders of Our Common Stock

As of April 24, 2018, we had approximately 160 holders of our common stock. Registration Rights We have not granted registration rights to any person.

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

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended December 31, 2017, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Securities authorized for issuance under equity compensation plans.

The following table summarizes certain information regarding our equity compensation plans as at December 31, 2017:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	18,405,896(1)	$0.06	Nil
Total	18,405,896	$0.06	Nil

(1)	A total of 7,214,717 options have been granted pursuant to our 2013 Stock Incentive Plan and 11,191,179 options have been granted outside of the 2013 Stock Incentive Plan.

Stock Option Plan

Effective June 5, 2013 our board of directors adopted and approved the 2013 Stock Incentive Plan and Israeli Appendix. The purpose of the option plan is to enhance the long-term stockholder value of our company by offering opportunities to our directors, officers, key employees, independent contractors and consultants to acquire and maintain stock ownership in our company in order to give these persons the opportunity to participate in our company’s growth and success, and to encourage them to remain in the service of our company. A total of 12,000,000 shares of our common stock are available for issuance under the stock option plan and a total of 7,214,717 stock options granted pursuant to the plan remain outstanding.

Issuer Purchases of Equity Securities

During the fiscal year ended December 31, 2017, we did not purchase any of our equity securities.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our management’s discussion and analysis of financial condition and results of operations provides a narrative about our financial performance and condition that should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2017 and related notes thereto.

Plan of Operations

We are an early-stage company. There exists substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our expenses. This is because we have not generated any revenues and no material revenues are anticipated until we further develop our business. There is no assurance we will reach this point.

Our primary objectives for the next twelve month period are to further develop the Technology and to advance the Technology so that it broader clinical testing may be undertaken. The pace at which we will advance the development of the Technology will depend, in part, on the quantum of additional financing that we are able to raise within the first six months of 2018. Once such amount becomes known, we will be in a position to estimate the overall expenditure profile for the ensuing 12 months.

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we may be forced to cease the operation of our business or slow the pace of development.

Results of Operations

Revenue

We have not earned any revenue from operations since our inception and further losses are anticipated in the development of our business. We are currently in the development stage of our business and we can provide no assurances that we will generate revenue in the foreseeable future.

Expenses

For the years ended December 31, 2017 and December 31, 2016, we incurred the following expenses:

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
General and Administrative Expenses	$	$
Accounting Fees	30,000	30,000
Audit & Tax Fees	71,532	68,851
Bank Fees	575	538
Consulting Fees	288,387	388,018
Filing and Transfer Agent Fees	11,045	14,208
Insurance Expense	45,085	46,986
Legal Fees	28,983	38,699
Marketing Expense	2,780	-
Office and Miscellaneous Expense	101,127	74,198
Payroll Expense	49,306	45,156
Rent Expense	4,146	3,231
Research and Development Expense	1,272,666	1,327,758
Travel Expenses	17,305	14,655
	1,922,937	2,052,298

Our expenses decreased by approximately 6.3% during the year ended December 31, 2017 compared to the same period in 2016 primarily due to a decrease in the use of consultants, resulting in lower consulting fees, lower payroll expense and a reduction of and a decrease in overall research and development expense which amount includes the stock compensation expenses related to option grants to employees and consultants whose compensation has been included in the overall research and development category. We did see increases in office and miscellaneous expenses and a slight increase in travel expenses.

Significant changes in the expense items from 2016 to 2017 are summarized as follows.

•

Research and Development (“R&D”) Expense decreased by 4.15% primarily due to three factors: (a) given that we had completed our obligations in connection with the License Agreement in 2015, there are no milestone payments included in the R&D expense in 2017; and (b) given that fewer options were granted to R&D personnel in 2017 relative to 2016, the resulting stock compensation expense recognized in 2017 decreased

•	Marketing Expense increased from $nil to $2,780 as a result of increased financing activities;

•	Rent Expense increased by 28.32% in connection with the operation of Savicell’s new laboratory facility in Haifa, Israel; office and miscellaneous expense increased by 36.29% for the same reason;

•	Travel Expense increased by 18.08% as a result of more frequent travel by our Chief Executive Officer to Israel to oversee operations and meet investors and potential investors.

Liquidity and Capital Resources

Working Capital

	As at December 31, 2017	As at December 31, 2016
Current Assets	$255,654	$482,970
Current Liabilities	$860,489	$177,006
	$(604,835)	$305,964

Our operations consumed less cash in the year ended December 31, 2017 versus the corresponding period in 2016 primarily due to the accrual of accounts payable and accrued liabilities. Much of the increase in payables resulted from not making timely payments of compensation owing to senior management and consultants. However, on a collective basis between our company and Savicell, we raised slightly more dollars of new equity capital. Given that the equity raised in 2017 was less than the cash used in operations as well as investing activities, we experienced a decline in our working capital.

Conversions into Common Stock

On October 30, 2012, we announced the entry into a conversion and participation rights agreement with investors who have purchased ordinary shares of our Subsidiary, Savicell (as detailed in our current report on Form 8-K filed with the SEC on November 1, 2012). Pursuant to the agreement, we have permitted investors to convert their shares held in Savicell into shares of our company at 80% of the per share pricing of the first completed financing of over US$500,000 conducted after July 1, 2012. In each case of conversion of shares from Savicell to shares of our company, our proportional interest in Savicell increases as the shareholder tenders to our company their shares of Savicell in return for treasury issued shares of our company. In respect of the above conversion terms:

•	On April 3, 2017 we issued an aggregate of 288,830 shares of common stock converted from shares of our subsidiary Savicell at a conversion price at $0.16 per share of our common stock.

In the above case, these funds had been provided to our subsidiary Savicell in prior fiscal periods, so no net cash was provided by these Financing Activities.

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

On April 3, 2017, we sold 1,693,750 shares of our common stock at a price of US$0.20 per share for gross proceeds of US$338,750.

On May 4, 2017, we sold 1,250,000 shares of our common stock at a price of US$0.20 per share for gross proceeds of US$250,000.

On August 10, 2017, we sold 600,000 shares of our common stock at a price of US$0.20 per share for gross proceeds of US$120,000.

On September 25, 2017 we issued an aggregate of 150,000 shares of common stock converted from a stock option exercise notice at the conversion price at $0.01 per share of our common stock.

On December 27, 2017, we sold 1,000,000 shares of our common stock at a price of US$0.20 per share for gross proceeds of US$200,000.

Cash Flows

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
	$	$
Net (loss) for the period	(2,264,316)	(2,232,021)
Net Cash (Used in) Operating Activities	(1,046,137)	(1,445,523)
Net Cash Provided by Financing Activities	825,000	784,250
Net Cash Provided by (Used in) Investing Activities	(-)	(16,733)
Cash and Cash equivalents, End of Period	232,247	452,376

Cash Used In Operating Activities

The decrease in cash used in operating activities compared to the same period last year is due to an overall decrease in the cash portion of expenses incurred, primarily related to the fact that more payments were accrued but unpaid and as at fiscal year end increased our accounts payable and accrued liabilities considerably.

Cash from Financing Activities

The small increase in cash provided by financing activities compared to the same period last year results from slightly more equity financings completed during the year ended December 31, 2017 compared to the corresponding period of 2016. In 2017, we realized equity financings of $825,000. By contrast, in 2016 we realized equity financing of $784,250.

Cash Provided by (Used in) Investing Activities

The decrease in cash used in investing activities compared to the same period last year results from the decreased purchase of assets used in the furtherance of Savicell’s research and development.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at December 31, 2017, our company has an accumulated deficit of $12,046,656 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next 12 months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended December 31, 2017, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Online Disruptive Technologies, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Online Disruptive Technologies, Inc. and its subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, statements of (deficiency) equity, and cash flows for each of the years in the twoyear period ended December 31, 2017, and the related notes, comprising a summary of significant accounting policies and other explanatory information (collectively referred to as the financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company generated negative cash flows from operating activities during the past year. The Company has an accumulated deficit of $12,046,656 as at December 31, 2017. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2011.

Vancouver, Canada

May 31, 2018

ONLINE DISRUPTIVE TECHNOLOGIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2017

Online Disruptive Technologies, Inc.
Consolidated Balance Sheets
(U.S. Dollars)

	December 31, 2017	December 31, 2016
	$	$

ASSETS

Current Assets
Cash and Cash Equivalents	232,247	452,376
Prepaid expenses	7,247	1,687
VAT Receivable	16,160	28,907

Total Current Assets	255,654	482,970

Restricted cash (Note 10 (3))	23,091	20,857
Fixed Assets (Note 3)	47,135	55,444
Total Assets	325,880	559,271

LIABILITIES

Current Liabilities
Accounts Payable	705,694	61,356
Accrued Liabilities	154,796	115,650

Total Current Liabilities	860,489	177,006

Convertible debentures (Note 6)	1,071,172	729,475
Total Liabilities	1,931,662	906,481

DEFICIT

Authorized: 20,000,000 Preferred Shares, par value $0.001 500,000,000 Common Shares, par value $0.001
Issued and outstanding: Nil Preferred Shares 119,163,408 Common Shares (December 31, 2016: 114,180,828 Common Shares)	119,163	114,181
Additional Paid-in Capital	10,451,520	9,553,025
Accumulated Other Comprehensive Loss	(74,233)	(88,180)
Deficit	(12,046,656)	(9,982,269)
Deficit Attributable to Shareholders of the Company	(1,550,206)	(403,243)

Non-Controlling Interests	(55,576)	56,033
Total Deficit	(1,605,782)	(347,210)

Total Liabilities and Deficit	325,880	559,271

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(U.S. Dollars)

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
General and Administrative Expenses	$	$
Accounting Fees	30,000	30,000
Audit & Tax Fees	71,532	68,851
Bank Fees	575	538
Consulting Fees	288,387	388,018
Filing and Transfer Agent Fees	11,045	14,208
Insurance Expense	45,085	46,986
Legal Fees	28,983	38,699
Marketing Expense	2,780	-
Office and Miscellaneous Expense	101,127	74,198
Payroll Expense	49,306	45,156
Rent Expense	4,146	3,231
Research and Development Expense (Note 4)	1,272,666	1,327,758
Travel Expenses	17,305	14,655
	1,922,937	2,052,298

Other Expense
Interest Accretion	337,161	176,382
Interest Expense	884	468
Foreign Currency Loss	3,334	2,873
Net Loss for the year	(2,264,316)	(2,232,021)

Other Comprehensive Income
Currency translation adjustments	13,947	540
Comprehensive Loss for the year	(2,250,369)	(2,231,481)

Net Loss Attributable to:
Common Stockholders	(2,064,387)	(1,955,691)
Non-Controlling Interests	(199,929)	(276,330)
	(2,264,316)	(2,232,021)
Net Comprehensive Loss Attributable to:
Common Stockholders	(2,051,671)	(1,955,218)
Non-Controlling Interests	(198,698)	(276,263)
	(2,250,369)	(2,231,481)

Basic and Diluted Net Loss per Common Share	(0.02)	(0.02)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	110,324,539	107,753,316

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
Consolidated Statements of (Deficiency)Equity
For the years ended December 31, 2017 and 2016
(U.S. Dollars)

									Accumulated

					Additional		Share		Other				Total Common				Total
															Non-
	Common Stock				Paid In		Subscription		Comprehensive				Shareholders		Controlling		Equity
													(Deficiency)/
	Shares		Amount		Capital		Received		Income		(Deficit)		Equity		Interests		(Deficiency)
		$		$		$		$		$		$		$		$

Balance December 31, 2015	98,979,174		98,979		8,700,219		-		(88,720)		(8,026,578)		683,900		111,913		795,813

Shares issued for cash at $0.20 per share	3,125,000		3,125		621,875								625,000				625,000
Shares issued for investment in Savicell at $0.16	12,026,654		12,027		1,912,239								1,924,266				1,924,266
Stock options exercised for Shares	50,000		50		450								500				500

Share subscription received							158,750						158,750				158,750

Stock option expense					312,187								312,187				312,187

Change in ownership of Savicell					(2,152,695)								(2,152,695)		220,450		(1,932,245)
Foreign currency translation adjustment									540				540				540

Net loss for the year											(1,955,691)		(1,955,691)		(276,330)		(2,232,021)

Balance December 31, 2016	114,180,828		114,181		9,397,275		158,750		(88,180)		(9,982,269)		(403,243)		56,033		(347,210)

Shares issued for cash at $0.20 per share	4,543,750		4,544		904,206		(158,750)						750,000				750,000
Shares issued for investment in Savicell at $0.16	288,830		289		45,924								46,213				46,213
Stock options exercised for Shares	150,000		150		1,350								1,500				1,500
Share subscription received (Note 7)							95,000						95,000				95,000

Stock option expense					190,720								190,720				190,720
Change in ownership of Savicell (Note 7)					(158,455)								(158,455)		88,320		(70,135)

Share issuance cost					(21,500)								(21,500)				(21,500)
Foreign currency translation adjustment									13,947				13,947				13,947

Net loss for the year											(2,064,387)		(2,064,387)		(199,929)		(2,264,316)

Balance December 31, 2017	119,163,408		119,163		10,356,520		95,000		(74,233)		(12,046,656)		(1,550,205)		(55,576)		(1,605,782)

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
Consolidated Statements of Cash Flows
(U.S. Dollars)

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016
Cash flow from Operating Activities	$	$
Net loss for the year	(2,264,316)	(2,232,021)
Adjustment for items not involving cash:
Stock-Based Compensation	190,720	312,187
Foreign exchange gain/loss	3,334	2,873
Depreciation – fixed assets	13,745	12,697
Debt settlement for Consulting Services	-	65,632
Interest accretion	337,161	176,382
Changes in non-cash working capital items:
Decrease (increase) in VAT receivable	15,285	(6,363)
(Increase) decrease in prepaid expense	(5,338)	1,845
Increase in accounts payable and accrued liabilities	663,272	221,245
Net cash used in operating activities	(1,046,137)	(1,445,523)
Cash flow from financing activities
Common shares issued, net of issuance costs	825,000	784,250
Net cash provided by financing activities	825,000	784,250
Cash flow from investing activities
Cash utilized in purchase of assets	-	(8,920)
Cash restricted for office lease and bank	-	(7,853)
Net cash used in investing activities	-	(16,773)

Effects of exchange rate changes on cash and cash equivalents	1,008	(75,506)

Net decrease in cash and cash equivalents	(220,129)	(753,552)

Cash and cash equivalents, beginning of year	452,376	1,206,928
Cash and cash equivalents, end of year	232,247	452,376
Supplementary Information
Interest Paid	-	-
Income Taxes Paid	-	-

Supplemental disclosure with respect to cash flows (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2017

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

These consolidated financial statements have been prepared with the ongoing assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit balance of $604,835 as at December 31, 2017 (working capital balance 2016 – $305,964) and an accumulated deficit of $12,046,656. Furthermore, additional future losses are anticipated which raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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
December 31, 2017

Note 2 - Significant Accounting Policies

a)     Basis of Presentation
These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”), and are expressed in United States dollars, unless otherwise noted. All adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows as at December 31, 2017 have been included.

b)      Principles of Consolidation
These consolidated financial statements include the accounts of the Company and its 86.65% (December 31, 2016 - 86.13%) interest in Savicell. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

Significant areas requiring the use of management estimates include assumptions and estimates relating to share-based payments, valuation allowances for deferred tax assets, effective interest rate for convertible debentures, and determination of useful lives of fixed assets.

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

The Company’s subsidiary’s functional currency is the New Israeli Shekel (“NIS”). All transactions are recorded in NIS. Not only monetary assets and liabilities denominated in NIS are translated into U.S. dollars at rates of exchange in effect at the balance sheet dates and expenses are translated at the average exchange rates. Gains and losses from such translations are included in stockholders’ equity, as a component of other comprehensive loss.

e)     Cash and Cash Equivalents
Cash and cash equivalents consist entirely of readily available cash balances. There were no cash equivalents as of December 31, 2017 and 2016.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2017

Note 2 - Significant Accounting Policies (Continued)

f)     Stock-based Compensation
The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation–Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized as expense in the statements of operations based on their grant date fair values. For stock options granted to employees and to members of the Board of Directors for their services on the Board of Directors, the Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock.

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2017, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

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
December 31, 2017

Note 2 - Significant Accounting Policies (Continued)

i)     Earnings (Loss) Per Share
Basic loss per share is computed on the basis of the weighted average number of common shares outstanding during each period.

Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Stock options are considered to be common stock equivalents and were not included in the net loss per share calculation for the year ended December 31, 2017 and 2016 because the inclusion of such underlying shares would have had an anti-dilutive effect.

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

As at December 31, 2017, the fair value of cash and cash equivalents was measured using Level 1 inputs, and the fair value of convertible debentures was measured using Level 2 inputs.

The Company’s financial instruments are cash and cash equivalents, restricted cash, accounts payable, accrued liabilities and convertible debentures. The recorded values of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The Company believes the recorded values of convertible debentures, net of the discount, approximate the fair value as the interest rate (stated or effective) approximates market rates for similar types of instruments.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2017

Note 2 - Significant Accounting Policies (Continued)

k)     Research and Development Expenses
In the year ended December 31, 2017, all research and development costs are charged to expense as incurred. The majority of these costs are in-house expenses related to consulting fees, materials, salaries of employees working on the R&D projects, rent and legal expenses related to patents. A breakdown of the R&D costs is as follows:

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Research and Development Expenses	$	$
Consulting fees	98,948	84,013
Legal fees	40,319	15,221
Office and Miscellaneous Expense	5,625	15,548
Payroll expense	789,949	739,500
R&D materials and supplies	105,607	132,207
Rent	41,498	29,082
Share-based compensation	190,720	312,187
Total	1,272,666	1,327,758

Savicell’s financing commitment related to the License and Research Funding Agreement (as defined in Note 4 below) entered into with Ramot at Tel Aviv University was completely fulfilled by December 31, 2015.

l)     Fixed Assets

The depreciation rates applicable to each category of fixed assets are as follows:

Class of Properties	Depreciation Rate
Furniture and Fixtures	15-year; straight-line basis
Computer Equipment	3 to 4-year; straight-line basis
Lab Equipment	3 to 15-year; straight-line basis

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
December 31, 2017

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

p)     Recently Issued Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This update will provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. This standard is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the potential impact this guidance will have on our consolidated financial statements, if any.

On November 17, 2016, the FASB issued ASU 2016-18, Restricted Cash. Entities will be required to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements, if any. ASU 2016-18 will be effective for use for fiscal years beginning after December 15, 2017, with early adoption permitted. Entities are required to use a modified retrospective transition method for restricted cash. The Company is currently evaluating the potential impact this guidance will have on our consolidated financial statements, if any.

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
December 31, 2017

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2017

Note 3 – Fixed Assets

As of December 31, 2017, the fixed assets balance on the consolidated financial statement consist of the following:

	Furniture and
Cost:	Fixtures	Computer Equipment	Lab Equipment	Total
December 31, 2016	$3,496	$26,489	$44,432	$74,417
Exchange difference	375	2,836	4,759	7,970
December 31, 2017	$3,871	$29,325	$49,191	$82,387

	Furniture and
Depreciation:	Fixtures	Computer Equipment	Lab Equipment	Total
December 31, 2016	$405	$10,645	$7,923	$18,973
Additions	424	7,446	5,887	13,757
Exchange difference	58	1,405	1,058	2,521
December 31, 2017	$887	$19,497	$14,868	$35,251

	Furniture and
Net Book Value:	Fixtures	Computer Equipment	Lab Equipment	Total
December 31, 2016	$3,091	$15,844	$36,509	$55,444
December 31, 2017	$2,984	$9,829	$34,323	$47,135

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

Pursuant to the above noted R&D Agreement, Savicell funded research expenditures amounting to a total of $1,600,000 (paid in prior years).

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2017

Note 4 – License and Research Funding Agreement (Continued)

In addition, Savicell agreed to issue to Ramot warrants (the “Warrants”) to purchase a number of ordinary shares of Savicell which shall together comprise 15% of issued shares of Savicell on an as-converted, fully diluted basis (equivalent to 1,765 Warrant Shares of Savicell). The fair value of the Warrant Shares has been estimated for a total of $2,998,682 which has been included in research and development costs in 2012. As the exercise price inherent in the warrant certificate to purchase 1,765 common shares of Savicell is at nominal value, the warrant certificate is valued at the price of the subsequent equity issuance by Savicell ($1,698.97 per share) and the related common shares are considered to be issued and outstanding.

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

During the year ended December 31, 2017, Savicell incurred research and development expenses of $1,272,666 (2016 -$1,327,758) which were included in the consolidated statements of operations and comprehensive loss.

Note 5 – Related Party Transactions

The Company completed the following related party transactions:

During the year ended December 31, 2017, the Company incurred consulting fees and salaries of $553,887 (for the year ended December 31, 2016 - $581,943) payable to its directors and officers. The Company incurred consulting fees payable to a company controlled by a former director/officer of $108,000 (for the year ended December 31, 2016 - $108,000).

As at December 31, 2017, included in accounts payable and accrued liabilities are amounts of $102,214 (December 31, 2016 – $6,300) that was payable to a company controlled by a former director/officer of the Company and $426,648 (December 31, 2016 – $34,609) that was payable to current officers or directors of the Company.

As at December 31, 2017, included in convertible debentures are amounts of $1,071,172 (December 31, 2016 - $729,475) that was entered into with two directors, one consultant, and one key management personnel of the Company (Note 6).

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2017

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

The Company evaluated these convertible debentures for derivatives and determined that they do not qualify for derivative treatment. The Company then evaluated the debenture for beneficial conversion features and determined that the convertible loan issued on April 15, 2015 does contain beneficial conversion features. The aggregate intrinsic value of the beneficial conversion features was determined to be $852,418. This amount was recorded as a debt discount on April 15, 2015 that is being amortized over the life of the debenture at effective interest rate of 77%. Total debt discount accumulated amortization to December 31, 2017 was $705,657 (December 31, 2016 – $368,496).

	December 31, 2016	Additions	December 31, 2017

Giora Davidovits	$510,416	-	$510,416
Eyal Davidovits	243,825	-	243,825
Irit Arbel	225,822	-	225,822
Robbie Manis	233,334	-	233,334
Total	$1,213,397	-	$1,213,397

	December 31, 2016	Additions	December 31, 2017

Convertible debentures	$1,213,397	-	$1,213,397
Convertible discount	(852,418)	-	(852,418)
Net convertible debentures	360,979	-	360,979
Interest accretion	368,496	$337,161	705,657
Exchange difference	-	4,536	4,536
Balance	$729,475	$341,697	$1,071,172

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2017

Note 7 – Equity

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2017

Note 7 – Equity (Continued)

On September 1, 2016, eight shareholders of Savicell exercised their right to convert their shareholding in Savicell into common shares of the Company. Accordingly, the Company issued 4,653,732 common shares at $0.16 per share which equals to 80% of the share pricing of the financing completed on April 19, 2015. Total book value of the issued common shares is $744,597.

On April 3, 2017, one shareholder of Savicell exercised their right to convert their shareholding in Savicell into common shares of the Company. Accordingly, the Company issued 288,830 common shares at $0.16 per share. Total book value of the issued common shares is $46,213.

On April 3, 2017, the Company issued 1,693,750 units at $0.20 per unit for total proceeds of $338,750. Each unit comprises one share and one warrant to purchase a further share at a price of $0.20. Each warrant entitles the holder to acquire one additional share of common stock at a price of $0.20 per share until April 3, 2019. $158,750 was received in December 2016.

On May 4, 2017, the Company issued an aggregate of 1,250,000 common shares at a price of $0.20 per share for gross proceeds of $250,000.

On August 3, 2017, the Company issued an aggregate of 600,000 common shares at a price of $0.20 per share for gross proceeds of $120,000.

On September 21, 2017, an employee exercised 150,000 options and accordingly received 150,000 common shares at an exercise price of $0.01 per share for aggregate consideration of $1,500.

On December 27, 2017, the Company issued an aggregate of 1,000,000 common shares at a price of $0.20 per share for gross proceeds of $200,000.

For the year ended December 31, 2017, the Company recorded share issue cost of $21,500 (December 31, 2016 - nil) for the shares issued.

In December 2017, the Company received $95,000 toward the subscription for 475,000 common shares. The shares have not yet been issued subsequent to the year-end.

As at December 31, 2017, the Company has 119,163,408 common shares (December 31, 2016 – 114,180,828) issued and outstanding.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2017

Note 7 – Equity (Continued)

Warrants

A summary of warrants as at December 31, 2017 and December 31, 2016 is as follows:

		Warrant Outstanding
		Weighted Average
	Number of warrant	Exercise Price
Balance, December 31, 2016	-	$-
Issued	1,693,750	0.20
Balance, December 31, 2017	1,693,750	$0.20

Number	Exercise	Expiry	Remaining
Outstanding	Price	Date	Life
1,693,750	$0.20	April 3, 2019	1.25

Preferred Shares

The Company has authorized 20,000,000 preferred shares at a par value of $0.001 per share. No preferred shares have been issued by the Company and accordingly none are outstanding.

Stock Options

On May 28, 2013, the Company granted a total of 962,358 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share and may be exercised for five years. A quarter of the options will vest on each of the first four anniversaries of the date of initial grant. The options were valued based on the Black Scholes model. On June 22, 2015, 481,179 of these options were exercised at $0.01 per share for total proceeds of $4,812. For the year ended December 31, 2017, the Company recorded stock based compensation of $4,634 (2016: $17,628) for such options.

On August 22, 2013, the Company granted a total of 800,000 stock options to a consultant. The stock options are exercisable at the exercise price of $0.01 per share and may be exercised for five years. 480,000 of the options so granted will vest as to one quarter of such options at the end of each completed year that the consultant provides the services. The remaining 320,000 options will be fully vested when the consultant has completed the provision of a minimum of 600 blood samples of lung cancer and control patients during the 4 years from August 22, 2013. One twelfth of these options will vest upon each 50 blood samples having been delivered by the consultant to the Company. The options were valued based on the Black Scholes model. For the year ended December 31, 2017, the Company recorded stock based compensation of $3,641 (2016: $28,419) for such options.

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
December 31, 2017

Note 7 – Equity (Continued)

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

On May 4, 2014 the Company granted a total of 150,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share and may be exercised for seven years. One third of the options will vest at end of each completed year that the consultant provides the services. The options were valued based on the Black Scholes model. As of June 30, 2017, the Company has fully recorded the stock based compensation for such options. In addition, on September 25, 2017, 150,000 of these options were exercised at $0.01 per share for total proceeds of $1,500. For the year ended December 31, 2017, the Company recorded stock based compensation of $47 (2016: $208) for such options.

On May 15, 2014 the Company granted a total of 150,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share and may be exercised for five years. 25,000 of the options will vest immediately. Furthermore, 75,000 and 50,000 of the options respectively will vest on the first and second anniversaries that the consultant provides the services. The options were valued based on the Black Scholes model. For the year ended December 31, 2016, the Company recorded stock based compensation of ($11.93) (2015: $24,016) for such options. In addition, on June 23, 2015, 100,000 of these options were exercised at $0.01 per share for total proceeds of $1,000.

On August 4, 2015 the Company granted a total of 150,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for six years. One third of the options will vest at end of each of June 21, 2016, June 21, 2017 and June 21, 2018 that the employee remains an employee of the Company or its subsidiaries. On April 20, 2017, the Company amended this option agreement resulting in the immediate vesting of any remainder unvested options upon termination of employment. In addition, the expiration date of these options was revised to be three years from the date of termination. These options became fully vested as at April 23, 2017. The options were valued based on the Black Scholes model. For the year ended December 31, 2017, the Company recorded stock based compensation of $5,231 (2016: $9,347) for such options.

In August 2015 the Company granted a total of 1,730,000 stock options to four advisors of the Company. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for six-seven years. One third of the options will vest at end of each completed year for which the consultant provides the services. The options were valued based on the Black Scholes model. For year ended December 31, 2017, the Company recorded stock based compensation of $36,184 (2016: $107,843) for such options.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2017

Note 7 – Equity (Continued)

Stock Options (continued)

On September 1, 2015 the Company granted a total of 150,000 stock options to two employees. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest at the grant date of each of September 1, 2015, September 1, 2016 and September 1, 2017 that the employee remains an employee of the Company or its subsidiaries. As of June 30, 2017, one of these employees is no longer with the Company and as such 75,000 options has expired. The options were valued based on the Black Scholes model. For the year ended December 31, 2017, the Company recorded stock based compensation of $5,238 (2016: $12,098) for such options.

On November 22, 2015 the Company granted a total of 50,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest at the grant date of each of November 22, 2016, November 22, 2017 and November 22, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For year ended December 31, 2017, the Company recorded stock based compensation of $2,038 (2016: $4,482) for such options.

On December 1, 2015 the Company granted a total of 125,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest at the grant date of each of December 1, 2016, December 1, 2017 and December 1, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For year ended December 31, 2017, the Company recorded stock based compensation of $5,144 (2016: $11,393) for such options.

On December 6, 2015 the Company granted a total of 100,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest at the grant date of each of December 6, 2016, December 6, 2017 and December 6, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For year ended December 31, 2017, the Company recorded stock based compensation of $4,267 (2016: 9,436) for such options.

On February 15, 2016 the Company granted a total of 50,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the year ended December 31, 2017, the Company recorded stock based compensation of $1,729 (2016: $2,894) for such options.

On March 7, 2016 the Company granted a total of 75,000 stock options to two employees. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For year ended December 31, 2017, the Company recorded stock based compensation of $2,744 (2016: $4,425) for such options.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2017

Note 7 – Equity (Continued)

Stock Options (continued)

On May 5, 2016 the Company granted a total of 150,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for ten years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the year ended December 31, 2017, the Company recorded stock based compensation of $7,216 (2016: $13,385) for such options.

On June 6, 2016 the Company granted a total of 800,000 stock options to a consultant. The stock options are exercisable at the exercise price of $0.20 per share and may be exercised for five years. 480,000 of the options so granted will vest as to one quarter of such options at the end of each completed year that the consultant provides the services. The remaining 320,000 options will be fully vested when the consultant has completed the provision of a minimum of 600 blood samples of lung cancer and control patients during the 4 years following June 6, 2016. One twelfth of these options will vest upon each 50 blood samples having been delivered by the consultant to the Company. The options were valued based on the Black Scholes model. For the year ended December 31, 2017, the Company recorded stock based compensation of $22,870 (2016: $23,746) for such options.

On November 1, 2016, the Company granted a total of 360,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One half of the options will vest immediately and one-half shall vest on the on the first anniversary date of grant provided the grantee remains a board member of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the year ended December 31, 2017, the Company recorded stock based compensation of $21,491 (2016: $29,946) for such options.

On May 31, 2017, the Company granted a total of 875,000 stock options to six employees. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant, namely May 31, 2018, May 31, 2019 and May 31, 2020 provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the year ended December 31, 2017, the Company recorded stock based compensation of $43,283 for such options.

On July 2, 2017, the Company granted a total of 150,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on the date of grant, namely July 2, 2018, July 2, 2019 and July 2, 2020 provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the year ended December 31, 2017, the Company recorded stock based compensation of $6,269 for such options.

On July 12, 2017, the Company granted a total of 260,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. 50,000 options vested on grant date. Off the remaining 210,000, one third of the options will vest on the date of grant, namely July 12, 2018, July 12, 2019 and July 12, 2020 provided the employee remains a consultant of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the year ended December 31, 2017, the Company recorded stock based compensation of $18,818 for such options.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2017

Note 7 – Equity (Continued)

Stock Options (Continued)

The fair value of each option grant is calculated using the following assumptions:

	2017	2016
Expected life – year	7-10	3-10
Interest rate	1.60-2.40%	0.73-2.45%
Volatility	73.01-90.69%	65.99-99.04%
Dividend yield	--%	--%
Forfeiture rate	--%	--%

	Number of Options	Weighted	Expire date
		Average Exercise
		Price
Balance, December 31, 2015	15,960,896	$0.04
Granted, on February 15, 2016	50,000	0.20	February 15, 2023
Granted, on March 7, 2016	75,000	0.20	March 7, 2023
Granted, on May 5, 2016	150,000	0.20	May 5, 2026
Granted, on June 6, 2016	800,000	0.20	June 6, 2021
Exercised, on July 7, 2016	(50,000)	0.01
Granted, on November 1, 2016	360,000	0.20	October 31, 2023
Balance, December 31, 2016	17,345,896	$0.05
Granted, on May 31, 2017	875,000	0.20	May 31, 2024
Expired, July 1, 2017	(75,000)	0.20	July 1, 2017
Granted, on July 2, 2017	150,000	0.20	July 2, 2024
Granted, on July 12th, 2017	260,000	0.20	July 12, 2027
Exercised, on September 25, 2017	(150,000)	0.01	September 25, 2017
Balance, December 31, 2017
	18,405,896	$0.04

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2017

Note 7 – Equity (Continued)

Stock Options (continued)

	Outstanding December 31, 2017			Exercisable as at December 31, 2017
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
Exercise	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Price	Options	Price	Life (years)	Options	Price	Life (years)

$ 0.01	9,750,000	$0.01	4.67	9,750,000	$0.01	4.67
0.01	481,179	0.01	0.41	481,180	0.01	0.41
0.01	800,000	0.01	0.64	800,000	0.01	0.64
0.01	1,924,717	0.01	2.87	1,924,717	0.01	2.87
0.01	500,000	0.01	1.00	500,000	0.01	1.00
0.20	150,000	0.20	3.34	150,000	0.20	3.34
0.20	120,000	0.20	3.65	80,000	0.20	3.65
0.20	1,610,000	0.20	4.60	1,073,334	0.20	4.60
0.20	75,000	0.20	4.67	75,000	0.20	4.67
0.20	50,000	0.20	4.90	33,334	0.20	4.90
0.20	125,000	0.20	4.92	83,334	0.20	4.92
0.20	100,000	0.20	4.93	66,666	0.20	4.93
0.20	50,000	0.20	5.13	16,667	0.20	5.13
0.20	75,000	0.20	5.18	25,000	0.20	5.18
0.20	150,000	0.20	8.35	70,000	0.20	8.35
0.20	800,000	0.20	3.43	226,667	0.20	3.43
0.20	360,000	0.20	5.84	360,000	0.20	5.84
0.20	875,000	0.20	6.42	-	-	6.42
0.20	150,000	0.20	6.51	-	-	6.51
0.20	260,000	0.20	9.53	50,000	0.20	9.53
	18,405,896	$0.06	4.24	15,765,898	$0.04	4.01

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2017

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

During the year ended December 31, 2016, Savicell investors exchanged 1,132 Savicell shares for 12,026,654 of ODT common shares with ODT receiving the Savicell shares so exchanged. As at December 31, 2016, Savicell received $1,786,656 from ODT and issued 1,051 shares to ODT in return. Following these share issuances, the Company, the Warrant holder and the Savicell investors held underlying interests in the equity of Savicell of 86.65%, 11.72% and 2.15%, respectively (December 31, 2015-77%, 12.6% and 10.4%) . As a result, ODT’s shareholding increased, which increased the additional paid-in capital during the year.

During the year ended December 31, 2017, Savicell investors exchanged 27 Savicell shares for 288,830 of ODT common shares with ODT receiving the Savicell shares so exchanged. As at December 31, 2017, Savicell received $658,711 from ODT and issued 387 shares to ODT in return. As at December 31, 2017, the Company, the Warrant holder and the Savicell investors held underlying interests in the equity of Savicell of 86.65%, 11.42% and 1.93%, respectively (December 31, 2016 -86.13%, 11.72% and 2.15%) .

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2017

Note 7 – Equity (Continued)

Non-Controlling Interests (continued)

Savicell’s Common Shares

	Number	Amount
	of Shares

Balance, December 31, 2015	14,012	$3,819,454
Shares issued to settle inter-company debts	1,051	1,786,656

Balance, December 31, 2016	15,063	5,606,110
Shares issued to settle inter-company debts	387	658,711

Balance, December 31, 2017	15,450	6,264,821

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

The following table reconciles the income tax benefit at the U.S. Federal statutory rate to income tax benefit at the Company's effective tax rates.

	For the year ended	For the year ended
	December 31, 2017	December 31, 2016
	$	$
Net loss before taxes	(2,264,316)	(2,232,021)
Statutory tax rate	34%	34%
Expected income tax expense (recovery)	(769,867)	(758,887)
Non-deductible items	29,374	77,624
Change in estimates	1,687,286	-
Change enacted tax rate	536,617	-
Foreign tax rate difference	30,475	122,231
Change in valuation allowance	(1,513,885)	559,032
Income tax expense (recovery)	-	-

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Deferred tax assets (liabilities) at December 31, 2017 and 2016 are comprised of the following:

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2017

Note 8 – Income Taxes (continued)

	December 31, 2017	December 31, 2016
	$	$
Loss carry forwards	2,153,011	3,811,063
Convertible debenture	(14,017)	(148,971)
Vacation accrual	9,213	-
Valuation allowance	(2,148,207)	(3,662,092)
Net deferred tax assets (liabilities)	-	-

As at December 31, 2017, the Company's US net operating loss carry forwards total $3,391,467 (2016 - $2,938,121). These losses expire as follow:

Year	Total
2029	3,163
2030	69,495
2031	98,143
2032	390,141
2033	651,369
2034	615,901
2035	553,917
2036	555,992
2037	453,346
3,391,467

As at December 31, 2017, the Company's Israeli net operating loss carry forwards total $6,264,362 (2016 – $4,483,377). These losses carry forward indefinitely.

The deferred tax assets have not been recognized because at this stage of the Company’s development, it is not determinable that future taxable profit will be available against which the Company can utilize such deferred tax assets.

Note 9 – Loss per Share

We present both basic and diluted income per share on the face of our consolidated statements of operations. Basic and diluted income per share are calculated as follows:

	December 31,	December 31,
	2017	2016

Net loss	$(2,264,316)	$(2,232,021)
Weighted average common shares outstanding:
Basic and diluted	110,324,539	107,753,316
Net loss per common share:
Basic and diluted	$(0.02)	$(0.02)

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2017

Note 9 – Loss per Share (Continued)

Certain stock options whose terms and conditions are described in Note 7, “Stock Options” could potentially dilute basic and dilute loss per share in the future, but were not included in the computation of diluted loss per share because to do so would have been anti-dilutive. Those anti-dilutive options are as follows.

	2017	2016

Anti-dilutive options	18,405,896	17,345,896

Note 10 – Commitments and Guarantees

The Company was not a guarantor to any parties as at December 31, 2017.

1.

On September 11, 2012, ODT signed an employment agreement with Giora Davidovits, its chief executive officer and President, which agreement entailed an effective date of September 1, 2012. In return for acting as its chief executive officer, the Company will provide Mr. Davidovits an annual salary of $250,000 together with other benefits and the potential for additional bonuses as declared from time to time by the Company’s board of directors. The agreement is effective until August 31, 2022 unless terminated early in accordance with the termination provisions contained within the employment agreement and subject to agreed severance amounts. In connection with the execution of the employment agreement, the Company issued to Giora Davidovits options to purchase 3,750,000 common shares at a price per share of $0.01. The options are exercisable for 10 years. Mr. Davidovits is eligible for subsequent option grants at the discretion of the board of directors.

2.

On October 30, 2012, ODT and Savicell signed an employment agreement with Eyal Davidovits, its chief operating officer, which agreement entailed an effective date of September 1, 2012. In return for acting as its chief operating officer, the Company will provide Mr. Davidovits an annual salary of $120,180 (NIS 432,000), together with other fringe benefits including those related to the use of an automobile, health insurance, contributions to government run retirement programs and the potential for additional bonuses as declared from time to time by the Company’s board of directors. The agreement is effective until August 31, 2022 unless terminated early in accordance with the termination provisions contained within the employment agreement and subject to agreed severance amounts. In connection with the execution of the employment agreement, the Company issued to Eyal Davidovits options to purchase 2,750,000 common shares at a price per share of $0.01. The options are exercisable for 10 years. Mr. Davidovits is eligible for subsequent option grants at the discretion of the board of directors.

3.

On July 20, 2015, the Company signed an operating lease agreement to lease offices for a period ending July 31, 2018 with an option to renew the lease for an additional period of 2 years. The monthly lease expense is $3,372 (NIS 12,121). Future minimum lease commitment under the operating lease agreement is approximately $23,604 (NIS 84,847). The Company pledged a bank deposit which is used as a bank guarantee at an amount of $14,404 (NIS 50,000) to secure its payments under the lease agreement. The Company pledged a bank deposit which is used as a bank guarantee at an amount of $9,837 (NIS 30,146) to secure its compliance with obligations.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2017

Note 10 – Commitments and Guarantees (Continued)

The minimum future payments for the above commitments are as follows:

		Consulting fee and
Year	Salaries	Office rent	Total

2018	$370,180	$23,604	$393,784
2019	370,180	-	370,180
2020	370,180	-	370,180
2021	370,180	-	370,180
2022	246,787	-	246,787
Total	$1,727,507	$23,604	$1,751,111

Note 11 – Geographic Information

The Company’s head office is located in the United States (“US”). The operations of the Company are primarily in two geographic areas: the US and Israel. A summary of geographical information for the Company’s long lived assets is as follows:

Period ended December 31, 2017	US	Israel	Total
Long-lived assets	$-	$47,135	$47,135

Year ended December 31, 2016	US	Israel	Total
Long-lived assets	$-	$55,444	$55,444

Note 12 – Supplemental Disclosure with Respect to Cash Flows

	December 31, 2017	December 31, 2016
	$	$
Convertible debentures issued for debt	-	172,894

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2017

Note 13 – Subsequent Events

1.

On February 13, 2018, the Company granted a total of 231,250 stock options with fair value of $27,310 to a consultant. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for five years. The options vested immediately as of the date of grant and may be exercised immediately after vesting.

2.

On March 8, 2018, the Company entered into convertible loan and warrant subscription agreements with two investors in the aggregate amount of $350,000. The loan is due on demand, unsecured and bears interest at 10% per annum, compounding semi-annually. Within fifteen days after the earlier to occur of the maturity date and the funding event, if the loan is unpaid, the investors may convert part or all of the debt amounts into common shares of the Company at a price per share of $0.20 or such lesser price that the Company may issue additional shares to third parties in private placements within the two years. On conversion or repayment of the convertible loan, the Company will issue warrants in a number that is equal to the amount of the loan divided by the conversion price, exercisable at the funding price per warrant.

3.	On April 17, 2018, 481,179 stock options that were previously issued to a consultant were exercised at $0.01 per share for total proceeds of $4,812.

4.

On May 18, 2018, the Company signed a consulting agreement with an advisor for a minimum of 12 monthly hours on issues related to statistical analysis and algorithm development by the Company. The Company agreed to grant 117,660 shares at $0.20 per share to the advisor, immediately for services from August 2017 through December 2018.

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

Our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2017 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2017 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Our company plans to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2018: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Our directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Giora Davidovits	Chief Executive Officer, President, Secretary, Treasurer and Director Chief Financial Officer	63	July 30, 2012 October 2, 2012
David Eyal Davidovits	Vice President Business Development Chief Operations Officer Director	50	April 5, 2012 July 30, 2012 November 7, 2012
Irit Arbel	Executive Vice President, Research and Development	57	July 30, 2012
Benjamin Cherniak	Director	49	August 4, 2010

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2017, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2017;
(b)

each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2017 who had total compensation exceeding US $100,000;

(c)	and up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2017,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2017 and 2016, are set out in the following summary compensation table (in USD):

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Giora Davidovits CEO, CFO, President, Secretary, Treasurer and Director	2017 2016 2015	$250,000 $250,000 $250,000	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$26,106 $27,388 Nil	Nil Nil Nil	Nil Nil Nil	$276,106 $277,388 $250,000
David Eyal Davidovits VP Business Development , COO, and Director	2017 2016 2015	$120,180 $112,276 $111,392	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$28,032 $52,783 $36,759	Nil Nil Nil	Nil Nil Nil	$148,212 $165,059 $148,151
Irit Arbel Executive Vice President	2017 2016 2015	$113,503 $106,039 $105,203	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$16,065 $33,457 $34,718	Nil Nil Nil	Nil Nil Nil	$129,568 $139,496 $139,921

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

The employment agreement of Giora Davidovits was extended by mutual agreement effective September 1, 2017 for a five year term to August 31, 2022. All terms of the employment agreement remained the same.

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

The employment agreement of Eyal Davidovits was extended by mutual agreement effective September 1, 2017 for a five year term to August 31, 2022. All terms of the employment agreement remained the same.

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

Outstanding Equity Awards at Fiscal Year-End of Named Executive Officers

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2017:

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

Director Compensation

The following is a summary of the compensation payable to our directors, who are not named executive officers for the fiscal year ended December 31, 2017:

DIRECTOR COMPENSATION
Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Benjamin Cherniak	Nil	Nil	Nil	Nil	Nil	Nil	Nil

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table sets forth, as of April 24, 2018, certain information known to us with respect to the beneficial ownership of our common stock by (i) each of our directors, (ii) each of our named executive officers (as defined in the “Executive Compensation” section) and current executive officers, (iii) all of our directors and current executive officers as a group, and (iv) each shareholder known by us to be the beneficial owner of more than 5% of our common stock. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Management

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Giora Davidovits 16 Carter Lane Andover, MA 01810 USA	Common stock	21,423,333 Direct (3)	17.36%
David Eyal Davidovits 69 Hashomer Street Zichron, Yaakov, Israel 30900	Common stock	17,470,000 Direct (4)	14.27%
Irit Arbel 6 Hadishon Street Jerusalem, Israel 96956	Common stock	8,140,000 Direct (5)	6.69%
Benjamin Cherniak 3120 S. Durango Drive, Suite305 Las Vegas, NV 89117 USA	Common stock	2,700,000 Direct	2.26%
Directors and Executive Officers as a Group (4 persons)	Common stock	49,733,333	40.58%

Beneficial Holders

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Ori Ackerman No. 7 Moshav Rakefet Doar Na Misgav, 20175 Israel	Common Stock	5,856,242 Direct	4.89%
Dr. Borenstien Ltd. No. 18 Rienes St. Tel Aviv, Israel	Common Stock	12,881,500 Direct	10.77%

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

(2)

Based on 119,644,587 shares of common stock issued and outstanding as of April 24, 2018. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

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

During the year ended December 31, 2017, we incurred consulting fees and salaries of 553,887 payable to our directors and officers (for the year ended December 31, 2016 - $581,943), and $108,000 payable to a company controlled by a former director/officer of our company (December 31, 2016 - $108,000), only a portion of which was paid in cash with the balance accrued and remaining payable.

Name and Position	2017	2016
Giora Davidovits, CEO, CFO	$276,106	$277,388
Eyal Davidovits, COO	$148,212	$165,059
1367826 Ontario Limited, a consulting company controlled by Robbie Manis, a former director	$108,000	$108,000
Irit Arbel, VP Research and Business Development	$129,568	$139,921
Total	$661,886	$689,943

As at December 31, 2017, included in accounts payable and accrued liabilities are amounts of $102,214 (December 31, 2016 - $6,300) that was payable to a company controlled by a former director/officer of the Company and $426,648 (December 31, 2016 - $34,609) that was payable to current officers or directors of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The following table sets forth the fees billed to our company for professional services rendered by MNP LLP, our independent registered public accounting firm for the years ended December 31, 2017 and 2016:

Fees	2017	2016
Audit Fees	30,000	38,217
Audit Related Fees	15,000	10,050
Tax Fees	2,375	2,525
Other Fees	nil	nil
Total Fees	$47,375	50,792

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

10.6	Employment Agreement with Giora Davidovits dated September 1, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K filed September 19, 2012)
10.7	Form of Conversion and Participation Rights Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 1, 2012)
10.8	Employment Agreement with Eyal Davidovits dated October 30, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K filed November 5, 2012)
10.9	Form of Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.10	Form of Offshore Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.11	Form of Canadian Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.12	Form of Debt Conversion Option Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed April 22, 2015)
10.13	Form of Private Placement Subscription Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed April 22, 2015)
10.14	Form of Private Placement Subscription Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed June 2, 2015)
10.15	Shares for Debt Acknowledgement and Subscription Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed June 2, 2015)
10.16	Form of Private Placement Subscription Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed July 9, 2015)
10.17	Form of Board of Advisors Consulting Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed August 26, 2015)
10.18	Form of Stock Option Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed August 26, 2015)

Exhibit Number	Description
(21)	Subsidiaries
21.1	Savicell Diagnostic Ltd. our approximately 86.65% subsidiary incorporated in Israel
(31)	Rule 13a-14 Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Giora Davidovits
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Giora Davidovits
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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
June 4, 2018

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
June 4, 2018

/s/ Benjamin Cherniak
Benjamin Cherniak
Director
June 4, 2018

/s/ Eyal Davidovits
Eyal Davidovits
Director
June 4, 2018