Form 10-Q
period 2018-03-31
ONLINE DISRUPTIVE TECHNOLOGIES, INC.
filed 2018-09-04
CIK 1498380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes [   ]        No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of August 31, 2018, there were 120,578,912 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONLINE DISRUPTIVE TECHNOLOGIES, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2018

(Unaudited)

Online Disruptive Technologies, Inc.
Interim Consolidated Balance Sheets
(U.S. Dollars)
(Unaudited)

	March 31, 2018	December 31, 2017
	$	$
ASSETS

Current Assets
Cash and Cash Equivalents	335,127	232,247
Prepaid Expenses	5,743	7,247
VAT Receivable	8,349	16,160
Total Current Assets	349,219	255,654

Restricted Cash (Note 10 (3))	22,963	23,091
Fixed Assets (Note 3)	35,171	47,135
Total Assets	407,353	325,880

LIABILITIES

Current Liabilities
Accounts Payable	767,641	705,693
Accrued Liabilities	177,100	154,796

Total Current Liabilities	944,741	860,489

Convertible Debentures (Note 6)	1,196,699	1,071,172
Convertible Loan (Note 7)	384,978	-
Total Liabilities	2,526,418	1,931,661

DEFICIT

Authorized: 20,000,000 Preferred Shares, par value $0.001 500,000,000 Common Shares, par value $0.001 Issued and outstanding: Nil Preferred Shares 119,163,408 Common Shares (December 31, 2017: 119,163,408 Common Shares)	119,164	119,164
Additional Paid-in Capital	10,533,688	10,451,520
Accumulated Other Comprehensive Loss	(74,233)	(74,233)

Deficit	(12,603,465)	(12,046,656)
Deficit Attributable to Shareholders of the Company	(2,024,846)	(1,550,205)

Non-Controlling Interests	(94,219)	(55,576)
Total Deficit	(2,119,065)	(1,605,781)

Total Liabilities and Deficit	407,353	325,880

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(U.S. Dollars)
(Unaudited)

	Three months ended	Three months ended
	March 31, 2018	March 31, 2017
General and Administrative Expenses	$	$
Accounting Fees	7,500	7,500
Audit & Tax Fees	14,564	33,982
Bank Fees	136	263
Consulting Fees	112,152	91,652
Filing and Transfer Agent Fees	90	2,273
Insurance Expense	13,217	9,167
Legal Fees	3,665	11,132
Office and Miscellaneous Expense	2,970	8,350
Payroll Expense	9,382	8,702
Rent Expense	984	1,217
Research and Development Expense (Note 2k, 4)	266,822	243,981
Travel Expenses	3,667	2,130
	435,149	420,349

Other Expense
Fair Value Through Profit and Loss on Loan	34,978	-
Interest Accretion	122,745	64,098
Interest Expense	56	55
Foreign Currency Loss	2,524	1,269
Net Loss and Comprehensive Loss for the period	(595,452)	(485,771)

Net Loss Attributable to:
Common Stockholders	(556,809)	(447,794)
Non-Controlling Interests	(38,643)	(37,977)
	(595,452)	(485,771)
Net Comprehensive Loss Attributable to:
Common Stockholders	(556,809)	(447,794)
Non-Controlling Interests	(38,643)	(37,977)
	(595,452)	(485,771)

Basic and Diluted Net Loss per Common Share	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	118,009,579	114,180,828

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
Consolidated Statements of Cash Flows
(U.S. Dollars)
(Unaudited)

	Three months	Three months
	ended March	ended March
	31, 2018	31, 2017
	$	$
Cash flow from Operating Activities
Net loss for the period	(595,452)	(485,771)
Adjustment for items not involving cash:
Stock-based compensation	74,023	41,645
Foreign exchange gain/loss	2,524	1,269
Fair value through profit and loss on loan	34,978	-
Depreciation – fixed assets	11,803	3,354
Debt settlement for Consulting Services	-	-
Interest accretion	122,745	64,098
Changes in non-cash working capital items:
Decrease(increase) in VAT receivable	7,788	(891)
Decrease in prepaid expense	1,487	-
Increase in accounts payable and accrued liabilities	85,760	52,453
Net cash used in operating activities	(254,344)	(323,843)
Cash flow from financing activities
Common shares issued, net of issuance costs	-	180,000
Share subscription received	8,145
Convertible loan	350,000	-

Net cash provided by financing activities	358,145	180,000

Cash flow from investing activities
Cash utilized in purchase of assets	-	-
Cash restricted for office lease and bank	-	-

Net cash used in investing activities	-	-

Effects of exchange rate changes on cash and cash equivalents	(921)	(52)

Net decrease in cash and cash equivalents	102,880	(143,895)

Cash and cash equivalents, beginning of period	232,247	452,376

Cash and cash equivalents, end of period	335,127	308,481

Supplementary Information
Interest Paid	-	-
Income Taxes Paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
March 31, 2018
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

These consolidated financial statements have been prepared with the ongoing assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit balance of $595,522 as at March 31, 2018 (working capital balance December 2017 – $604,835) and an accumulated deficit of $12,603,465. Furthermore, additional future losses are anticipated which raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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
March 31, 2018
(Unaudited)

Note 2 - Significant Accounting Policies

a) Basis of Presentation

These consolidated financial statements have been prepared for interim financial reporting in conformity with generally accepted accounting principles in the United States of America (“US GAAP”), and are expressed in United States dollars, unless otherwise noted. All adjustments considered necessary for a fair presentation of financial position as at March 31, 2018, and results of operations and cash flows for the three months ended March 31, 2018 have been included. The results of operations for the period ended March 31, 2018 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in our 2017 Annual Report on Form 10-K.

b) Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its 86.65% (December 31, 2017 - 86.65%) interest in Savicell. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

e) Cash and Cash Equivalents

Cash and cash equivalents consist entirely of readily available cash balances. There were no cash equivalents as of March 31, 2018 and December 31, 2017.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
March 31, 2018
(Unaudited)

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
March 31, 2018
(Unaudited)

Note 2 - Significant Accounting Policies (Continued)

i) Earnings (Loss) Per Share

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding during each period.

Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Stock options are considered to be common stock equivalents and were not included in the net loss per share calculation for the quarter ended March 31, 2018 and 2017 because the inclusion of such underlying shares would have had an anti-dilutive effect.

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

As at March 31, 2018, the fair value of cash and cash equivalents was measured using Level 1 inputs, and the fair value of convertible debentures was measured using Level 2 inputs.

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
March 31, 2018
(Unaudited)

Note 2 - Significant Accounting Policies (Continued)

k) Research and Development Expenses

In the quarter ended March 31, 2018, all research and development costs are charged to expense as incurred. The majority of these costs are in-house expenses related to consulting fees, materials, salaries of employees working on the R&D projects, rent and legal expenses related to patents. A breakdown of the R&D costs is as follows:

	Three months ended	Three months ended
	March 31, 2018	March 31, 2017
Research and Development Expenses	$	$
Consulting fees	9,458	24,818
Legal fees	717	6,709
Office and Miscellaneous Expense	5,204	3,801
Payroll expense	154,098	124,835
R&D materials and supplies	14,463	31,217
Rent	8,859	10,956
Share-based compensation	74,023	41,645
Total	266,822	243,981

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
March 31, 2018
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
March 31, 2018
(Unaudited)

Note 2 - Significant Accounting Policies (Continued)

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

Note 3 – Fixed Assets

As of March 31, 2018, the fixed assets balance on the consolidated financial statement consist of the following:

	Furniture and
Cost:	Fixtures	Computer Equipment	Lab Equipment	Total
December 31, 2016	$3,496	$26,489	$44,432	$74,417
Exchange difference	375	2,836	4,759	7,970
December 31, 2017	$3,871	$29,325	$49,191	$82,387
Exchange difference	(21)	(162)	(273)	(456)
March 31, 2018	$3,850	$29,163	$48,918	$81,931

	Furniture and
Depreciation:	Fixtures	Computer Equipment	Lab Equipment	Total
December 31, 2016	$405	$10,645	$7,923	$18,973
Additions	424	7,446	5,887	13,757
Exchange difference	58	1,406	1,058	2,522
December 31, 2017	$887	$19,497	$14,868	$35,252
Additions	441	5,248	6,114	11,803
Exchange difference	(9)	(152)	(134)	(295)
March 31, 2018	$1,319	$24,593	$20,848	$46,760

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
March 31, 2018
(Unaudited)

	Furniture and
Net Book Value:	Fixtures	Computer Equipment	Lab Equipment	Total
December 31, 2017	$2,984	$9,828	$34,323	$47,135
March 31, 2018	$2,531	$4,570	$28,070	$35,171

The Company recorded depreciation in R&D materials and supplies in Research and Development expenses as disclosed in Note 2 k).

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

During the quarter ended March 31, 2018, Savicell incurred research and development expenses of $266,822 (March 2017 - $243,891) which were included in the consolidated statements of operations and comprehensive loss.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
March 31, 2018
(Unaudited)

Note 5 – Related Party Transactions

The Company completed the following related party transactions:

During the quarter ended March 31, 2018, the Company incurred consulting fees and salaries of $140,785 (for the quarter ended March 31, 2017 - $118,777) payable to its directors and officers, recorded in consulting fees and research and development expense. The Company incurred consulting fees payable to a company controlled by a former director/officer of $27,000 (for the quarter ended March 31, 2017 - $27,000), recorded in consulting fees.

As at March 31, 2018, included in accounts payable and accrued liabilities are amounts of $129,214 (December 31, 2017 – $102,214) that was payable to a company controlled by a former director/officer of the Company and $558,995 (December 31, 2017 – $426,648) that was payable to current officers or directors of the Company.

As at March 31, 2018, included in convertible debentures are amounts of $1,193,917 (December 31, 2017 - $1,071,172) that was entered into with two directors, one consultant, and one key management personnel of the Company (Note 6).

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

The Company evaluated these convertible debentures for derivatives and determined that they do not qualify for derivative treatment. The Company then evaluated the debenture for beneficial conversion features and determined that the convertible loan issued on April 15, 2015 does contain beneficial conversion features. The aggregate intrinsic value of the beneficial conversion features was determined to be $852,418. This amount was recorded as a debt discount on April 15, 2015 that is being amortized over the life of the debenture at effective interest rate of 77%. Total debt discount accumulated amortization as at March 31, 2018 was $828,402 (December 31, 2017 – $705,657).

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
March 31, 2018
(Unaudited)

	December 31, 2017	Additions	March 31, 2018

Giora Davidovits	$510,416	-	$510,416
Eyal Davidovits	243,825	-	243,825
Irit Arbel	225,822	-	225,822
Robbie Manis	233,334	-	233,334
Total	$1,213,397	-	$1,213,397

	December 31, 2017	Additions	March 31, 2018

Convertible debentures	$1,213,397	-	$1,213,397
Convertible discount	(852,418)	-	(852,418)
Net convertible debentures	360,979	-	360,979
Interest accretion	705,657	122,745	828,402
Exchange difference	4,536	2,782	7,318
Balance	$1,071,172	$125,527	$1,196,699

Note 7 – Convertible Loan

On March 8, 2018, the Company issued one convertible loan in the face amount of $350,000 to two current shareholders. The convertible loan matures after two years and bears interest at a rate of 10% per annum. The convertible loan may be converted common shares of the Company at the earlier of (a) fifteen days after the maturity date and (b) the date the Company raises gross proceeds of $5,000,000 through private placements or files a registration statement with the Securities and Exchange Commission in the United States. The conversion price is $0.20 per share or such lesser price that the Company may issue additional shares to third parties, and, on conversion or repayment of the convertible loan, the Company will issue warrants in a number that is equal to the amount of the Loan divided by the Conversion price, exercisable at the Funding Price. The convertible loan contains multiple embedded derivatives and accordingly the Company has elected to use the fair value option to measure the entire hybrid instrument at fair value at each reporting period, with changes in fair value recognized in profit and loss. The fair value of the loan at March 31, 2018 has been determined to be $384,978.

Note 8 – Equity

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
March 31, 2018
(Unaudited)

Note 8 – Equity (Continued)

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
March 31, 2018
(Unaudited)

Note 8 – Equity (Continued)

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

For the quarter ended March 31, 2018, one consultant exercised 481,179 options at an exercise price of $0.01 per share for aggregate consideration of $4,812. The shares were subsequently issued in April 2018. One employee exercised 16,667 options at an exercise price of $0.20 per share for aggregate consideration of $3,333. The shares have not yet been issued.

As at March 31, 2018, the Company has 119,163,408 common shares (December 31, 2017 – 119,163,408) issued and outstanding.

Warrants

A summary of warrants as at March 31, 2018 and December 31, 2017 is as follows:

		Warrant Outstanding

		Weighted Average
	Number of warrant	Exercise Price
Balance, December 31, 2017	1,693,750	$ 0.20
Issued	-	0.20
Balance, March 31, 2018	1,693,750	$ 0.20

Number	Exercise	Expiry	Remaining
Outstanding	Price	Date	Life
1,693,750	$0.20	April 3, 2019	1.25

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
March 31, 2018
(Unaudited)

Note 8 – Equity (Continued)

Preferred Shares

The Company has authorized 20,000,000 preferred shares at a par value of $0.001 per share. No preferred shares have been issued by the Company and accordingly none are outstanding.

Stock Options

In August 2015 the Company granted a total of 1,730,000 stock options to four advisors of the Company. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for six-seven years. One third of the options will vest at end of each completed year for which the consultant provides the services. The options were valued based on the Black Scholes model. For quarter ended March 31, 2018, the Company recorded stock based compensation of $5,691 (2017: $36,184) for such options.

On September 1, 2015 the Company granted a total of 150,000 stock options to two employees. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest at the grant date of each of September 1, 2015, September 1, 2016 and September 1, 2017 that the employee remains an employee of the Company or its subsidiaries. As of June 30, 2017, one of these employees is no longer with the Company and as such 75,000 options has expired. The options were valued based on the Black Scholes model. As of March 31, 2018, the Company has fully recorded the stock based compensation for such options.

On November 22, 2015 the Company granted a total of 50,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest at the grant date of each of November 22, 2016, November 22, 2017 and November 22, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For quarter ended March 31, 2018, the Company recorded stock based compensation of $212 (2017: $2,038) for such options.

On December 1, 2015 the Company granted a total of 125,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest at the grant date of each of December 1, 2016, December 1, 2017 and December 1, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For quarter ended March 31, 2018, the Company recorded stock based compensation of $534 (2017: $5,144) for such options.

On December 6, 2015 the Company granted a total of 100,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest at the grant date of each of December 6, 2016, December 6, 2017 and December 6, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For quarter ended March 31, 2018, the Company recorded stock based compensation of $439 (2017: 4,267) for such options.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
March 31, 2018
(Unaudited)

Note 8 – Equity (Continued)

Stock Options (continued)

On February 15, 2016 the Company granted a total of 50,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. During the quarter ended March 31, 2018, 16,667 options were exercised at $0.20 per share resulting in total proceeds of $3,333. The remainder options 33,333 were cancelled and no stock based compensation was recorded for the quarter.

On March 7, 2016 the Company granted a total of 75,000 stock options to two employees. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For year quarter ended March 31, 2018, the Company recorded stock based compensation of $405 (2017: $2,744) for such options.

On May 5, 2016 the Company granted a total of 150,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for ten years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the quarter ended March 31, 2018 the Company recorded stock based compensation of $650 (2017: $7,216) for such options.

On June 6, 2016 the Company granted a total of 800,000 stock options to a consultant. The stock options are exercisable at the exercise price of $0.20 per share and may be exercised for five years. 480,000 of the options so granted will vest as to one quarter of such options at the end of each completed year that the consultant provides the services. The remaining 320,000 options will be fully vested when the consultant has completed the provision of a minimum of 600 blood samples of lung cancer and control patients during the 4 years following June 6, 2016. One twelfth of these options will vest upon each 50 blood samples having been delivered by the consultant to the Company. The options were valued based on the Black Scholes model. For the quarter ended March 31, 2018, the Company recorded stock based compensation of $13,132 (2017: $22,870) for such options.

On November 1, 2016, the Company granted a total of 360,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One half of the options will vest immediately and one-half shall vest on the on the first anniversary date of grant provided the grantee remains a board member of the Company or its subsidiaries. The options were valued based on the Black Scholes model. As of December 31, 2017, the Company has fully recorded the stock based compensation for such options.

On May 31, 2017, the Company granted a total of 875,000 stock options to six employees. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant, namely May 31, 2018, May 31, 2019 and May 31, 2020 provided the employee remains an employee of the Company or its subsidiaries. The options were

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
March 31, 2018
(Unaudited)

Note 8 – Equity (Continued)

Stock Options (continued)

valued based on the Black Scholes model. For the quarter ended March 31, 2018, the Company recorded stock based compensation of $18,203 (2017: $43,283) for such options.

On July 2, 2017, the Company granted a total of 150,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on the date of grant, namely July 2, 2018, July 2, 2019 and July 2, 2020 provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the quarter ended March 31, 2018, the Company recorded stock based compensation of $3,100 (2017: $6,269) for such options.

On July 12, 2017, the Company granted a total of 260,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. 50,000 options vested on grant date. Off the remaining 210,000, one third of the options will vest on the date of grant, namely July 12, 2018, July 12, 2019 and July 12, 2020 provided the employee remains a consultant of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the quarter ended March 31, 2018, the Company recorded stock based compensation of $5,235 (2017: $18,818) for such options.

On February 13, 2018, the Company granted a total of 231,250 stock options to a consultant. The stock options vest immediately and are exercisable at an exercise price of $0.20 per share and may be exercised over five years. The options were valued based on the Black Scholes model. For the quarter ended March 31, 2018, the Company recorded stock based compensation of $26,422 for such options.

The fair value of each option grant is calculated using the following assumptions:

	2018	2017
Expected life – year	5	7-10
Interest rate	2.56%	1.60-2.40%
Volatility	66.42%	73.01-90.69%
Dividend yield	--%	--%
Forfeiture rate	--%	--%

	Number of Options	Weighted	Expire date
		Average Exercise
		Price
Balance, December 31, 2015	15,960,896	$0.04
Granted, on February 15, 2016	50,000	0.20	February 15, 2023
Granted, on March 7, 2016	75,000	0.20	March 7, 2023
Granted, on May 5, 2016	150,000	0.20	May 5, 2026
Granted, on June 6, 2016	800,000	0.20	June 6, 2021
Exercised, on July 7, 2016	(50,000)	0.01
Granted, on November 1, 2016	360,000	0.20	October 31, 2023

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
March 31, 2018
(Unaudited)

Balance, December 31, 2016	17,345,896	$0.05
Granted, on May 31, 2017	875,000	0.20	May 31, 2024
Expired, July 1, 2017	(75,000)	0.20	July 1, 2017
Granted, on July 2, 2017	150,000	0.20	July 2, 2024
Granted, on July 12th, 2017	260,000	0.20	July 12, 2027
Exercised, on September 25, 2017	(150,000)	0.01	September 25, 2017
Balance, December 31, 2017	18,405,896	$0.04
Granted, on February 13, 2018	231,250	0.20	February 13, 2023
Exercised, on January 28, 2018	(16,667)	0.20
Cancelled, on January 28 2018	(33,333)	0.20
Exercised, on March 20, 2018	(481,179)	0.001
Balance, March 31, 2018
	18,105,967	$0.06

	Outstanding March 31, 2018			Exercisable as at March 31, 2018
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
Exercise	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Price	Options	Price	Life (years)	Options	Price	Life (years)

$0.01	9,750,000	$0.01	4.67	9,750,000	$0.01	4.42
0.01	800,000	0.01	0.64	800,000	0.01	0.39
0.01	1,924,717	0.01	2.87	1,924,717	0.01	2.62
0.01	500,000	0.01	1.00	500,000	0.01	0.76
0.20	150,000	0.20	3.34	150,000	0.20	3.10
0.20	120,000	0.20	3.65	80,000	0.20	4.41
0.20	1,610,000	0.20	4.60	1,073,334	0.20	4.36
0.20	75,000	0.20	4.67	75,000	0.20	4.42
0.20	50,000	0.20	4.90	33,334	0.20	4.65
0.20	125,000	0.20	4.92	83,334	0.20	4.67
0.20	100,000	0.20	4.93	66,666	0.20	4.69
0.20	75,000	0.20	5.18	50,000	0.20	4.94
0.20	150,000	0.20	8.35	70,000	0.20	8.10
0.20	800,000	0.20	3.43	226,667	0.20	3.19
0.20	360,000	0.20	5.84	360,000	0.20	5.59
0.20	875,000	0.20	6.42	-	-	6.17
0.20	150,000	0.20	6.51	-	-	2.26
0.20	260,000	0.20	9.53	50,000	0.20	2.28
0.20	231,250	0.20	9.53	231,250	0.20	4.88
	18,105,967	$0.06	4.10	15,524,302	$0.04	3.90

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
March 31, 2018
(Unaudited)

Note 8 – Equity (Continued)

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
March 31, 2018
(Unaudited)

Note 8 – Equity (Continued)

Non-Controlling Interests (continued)

As at March 31, 2018, The Company, the Warrant holder and the Savicell investors held underlying interests in the equity of Savicell of 86.65%, 11.42% and 1.93%, respectively (December 31, 2017 - 86.65%, 11.42% and 1.93%) .

Savicell’s Common Shares

	Number	Amount
	of Shares

Balance, December 31, 2015	14,012	$3,819,454
Shares issued to settle inter-company debts	1,051	1,786,656

Balance, December 31, 2016	15,063	5,606,110
Shares issued to settle inter-company debts	387	658,711

Balance, March 31, 2018 and December 31, 2017	15,450	6,264,821

As the exercise price inherent in the warrant certificate to purchase 1,765 common shares of Savicell is at nominal value, the warrant certificate is valued at the price of the subsequent equity issuance by Savicell ($1,698.97 per share) and the related common shares are considered to be issued and outstanding.

Note 9 – Loss per Share

Certain stock options whose terms and conditions are described in Note 8, “Stock Options” could potentially dilute basic and dilute loss per share in the future, but were not included in the computation of diluted loss per share because to do so would have been anti-dilutive. Those anti-dilutive options are as follows.

	March 31, 2018	December 31, 2017
Anti-dilutive options	18,587,146	18,405,896

Note 10 – Commitments and Guarantees

The Company was not a guarantor to any parties as at March 31, 2018.

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
March 31, 2018
(Unaudited)

Note 10 – Commitments and Guarantees (Continued)

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
March 31, 2018
(Unaudited)

Note 11 – Geographic Information

The Company’s head office is located in the United States (“US”). The operations of the Company are primarily in two geographic areas: the US and Israel. A summary of geographical information for the Company’s net loss is as follows:

	Three Months Ended March 31,
Net Loss	2018	2017
US	$305,907	$211,965
Israel	289,545	273,806
Consolidated	$595,452	$485,771

Note 12 – Subsequent Events

1.

In May and June of 2018, the Company issued convertible debentures in the aggregate amount of $187,000 to four individual lenders. The debentures are interest bearing and have a term to maturity of two years. The debentures are convertible into common shares of the Company at the lower of $0.20 per share and the price of a future financing initiative. Moreover, warrants will be granted to the debentureholders upon the earlier of repayment of the debentures of conversion thereof.

2.

On June 22, 2018, the Company granted a total of 14,400,000 stock options to its directors, officers and employees. The options are exercisable at the exercise price of US$0.20 per share until June 22, 2025 and have various vesting provisions. In addition, on July 18, 2018, the Company granted a total of 360,000 stock options to an advisor. Such options are exercisable at a per share price of US$0.20 for a period of 10 years subject to vesting provisions.

3.

On July 30, 2018 the Company issued a total of 117,660 common shares to a consultant at a deemed price of $0.20 per share pursuant to a consulting agreement for the provision of services throughout out the 2018 fiscal year.

4.

On August 24, 2018 the Company issued 16,665 common shares to a former employee who had exercised her vested stock options upon the termination of her employment. The shares were issued at the exercise price of $0.20 per share.

5.	On August 24, 2018 the Company issued 800,000 common shares to a consultant who had exercised his vested options. The shares were issued at the exercise price of $0.01 per share.

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

Metabolic changes in the immune system modulate cell fate and function, influencing immune response outcomes. Savicell technology measures the energy changes of the immune system, which are disease-specific, and identifies the ailment.

Immune cells are the first to recognize and respond to the formation of cancer cells. When naïve lymphocytes detect cancer antigen, they undergo various differentiation processes aimed at initiating the immune response and bringing it to an optimal level of activity.

One of the most important recent discoveries is that immune system cells alter their energy generation in order to obtain an effector function. The metabolic change is called a metabolic shift, and its key purpose is command and control of the effector function, which produces and secretes cytokines and chemokines.

The immune system is composed of several groups each with a number of subgroups. Each group and subgroup has a specific energy generation profile. Example of groups are naïve cells, effector cells, regulator cells, and memory cells. The metabolic changes of the immune system cells are direct indicators of the performance of the immune system.

Immune cells use various processes to generate energy. These include oxidative phosphorylation, glycolysis, and the breakdown of proteins and nitrogenous bases. The energy generation produces changes in extracellular acidification. Lactic acid is generated in glycolysis, carbon dioxide from oxidative phosphorylation, and ammonia from the breakdown of proteins and nitrogenous bases. Acidification is measured in "open" versus "closed" (air-sealed) wells to track the accumulations of soluble versus volatile metabolic products (lactic acid versus carbon dioxide and ammonia). Savicell's tests measure these acidification (pH) changes.

Our technology exposes the immune system cells to stimulants that have been characterized specifically for the method. The process of acid production described above and the monitoring of the pH level in the cell environment allows early detection of disease. This is because the metabolic profiles of immune cells in sick people are different from those of the healthy.

Immune cells of sick people have already been activated (metabolic shift) in vivo against cancer proteins. As a result, acidification rates are different compared to the immune cells of healthy individuals that have not been exposed in vivo to cancer proteins. To measure extracellular acidification Savicell adds a pH-sensitive impermeable fluorescence probe along with the cells and stimulants to the microwell plate, which is monitored over time. Various stimulants are chosen to increase the pH signal and to more specifically characterize the disease.

Savicell ImmunoBiopsy platform uses three types of stimulants:

1. General stimulants that activate all immune system cells in a non-specific mode, and are used as positive controls for testing. Examples are para-methoxyamphetamine (PMA), lipopolysaccharides (LPS), and concanavalinA (ConA).

2. Metabolic stimulants used as substrates, whose consumption increases in activated cells, especially those undergoing increased glycolysis. Examples are glucose and L-glutamine.

3. Cancer-specific stimulants, including those by cancer type (e.g. lung). These enhance separation by specific cancer type as well as distinguishing cancer from healthy and other diseases. Examples are human epidermal growth factor receptor 2 (HER2) and New York esophageal squamous cell carcinoma 1 (NY-ESO-1).

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

Savicell's lung cancer clinical study results were published in Cancer Immunology and Immunotherapy that validate the promise of Savicell’s Liquid ImmunoBiopsy™. The published study uses the Savicell Diagnostics, Ltd. platform to diagnose lung cancer, producing 91% sensitivity and 80% specificity in a 20-fold cross-validation. Diagnosis of Stage 1 lung cancer is as accurate as later stages.

Novel non-invasive early detection of lung cancer using liquid immunobiopsy metabolic activity profiles Adir, Y., Tirman, S., Abramovitch, S. et al. Cancer Immunol Immunother (2018).
https://doi.org/10.1007/s00262-018-2173-5
https://link.springer.com/article/10.1007%2Fs00262-018-2173-5

Abstract

Lung cancer is the leading cause of cancer death worldwide. Survival is largely dependent on the stage of diagnosis: the localized disease has a 5-year survival greater than 55%, whereas, for spread tumors, this rate is only 4%. Therefore, the early detection of lung cancer is key for improving prognosis. In this study, we present an innovative, non-invasive, cancer detection approach based on measurements of the metabolic activity profiles of immune system cells. For each Liquid ImmunoBiopsy test, a 384 multi-well plate is loaded with freshly separated PBMCs, and each well contains 1 of the 16 selected stimulants in several increasing concentrations. The extracellular acidity is measured in both air-open and hermetically-sealed states, using a commercial fluorescence plate reader, for approximately 1.5 h. Both states enable the measurement of real-time accumulation of ‘soluble’ versus ‘volatile’ metabolic products, thereby differentiating between oxidative phosphorylation and aerobic glycolysis. The metabolic activity profiles are analyzed for cancer diagnosis by machine-learning tools. We present a diagnostic accuracy study, using a multivariable prediction model to differentiate between lung cancer and control blood samples. The model was developed and tested using a cohort of 200 subjects (100 lung cancer and 100 control subjects), yielding 91% sensitivity and 80% specificity in a 20-fold cross-validation. Our results clearly indicate that the proposed clinical model is suitable for non-invasive early lung cancer diagnosis, and is indifferent to lung cancer stage and histological type.

Study Design & Demographics

Cohort - age and sex matched

	COUNT	AGE	M/F	COPD
LUNG CANCER	100	65.8 +/- 10.2	57/43	21
NORMAL	100	62.2 +/- 8.2	57/43	17
TOTAL	200	64.0 +/- 9.4	114/86	38

Ages with standard deviations. Males to females ratio and the number of individuals with COPD.

Cohort - frequency of various histological types of lung cancer

NSCLC - adenocarcinoma
58%
8%
18%
6%
10%
SCLC
NSCLC - other
Other lung cancer
NSCLC - squamous cell carcinoma

Cohort - lung cancer stage distribution

4
28%
3
25%
8%
2
1
Other
0
2
32
8
25
Other
5
0
5
10
20
30
35

Distribution of lung cancer stages in the cohort. Stage 0 refers to adenocarcinoma in situ; the 'Other' group includes lung cancer types in which stages are not used.

CONFIDENTIAL

16

Study Results

Result statistics

Performance measures	Rate	95% Confidence Interval
Sensitivity	100.0%	100.0%, 100.0%
Specificity	98.0%	96.4%, 99.6%
Positive predictive value (PPV)	98.0%	96.4%, 99.7%
Negative predictive value (NPV)	100.0%	100.0%, 100.0%
Accuracy	99.5%	97.8%, 100.0%

Donor histogram
Number of donors
Healthy
Lung-Cancer

The model/algorithm produced an almost complete separation between the populations of lung cancer and normal donors (Healthy), with <u>sensitivity of 100% and specificity of 98%</u>

CONFIDENTIAL 17

Results – Cross Validation (CV)

Performance measures	Result	95% Confidence interval
Sensitivity	91.0%	87.7%, 94.3%
Specificity	80.0%	75.3%, 84.7%
Positive predictive value (PPV)	82.0%	77.5%, 86.5%
Negative predictive value (NPV)	89.9%	86.4%, 93.4%
Accuracy	85.5%	81.4%, 89.6%

Validated with a stratified 20-fold CV:
10 samples (1/20 of the cohort) are left out repeatedly for validation, and the rest are used as a training set for the prediction model.

AUC = 0.91
1.0
0.9
0.8
0.7
0.6
0.5
0.4
0.3
0.2
0.1
0.0
0.0 0.1 0.2 0.3 0.4 0.5 0.6 0.7 0.8 0.9 1.0

AUC of 0.91.
Further testing the predictive robustness, a 10-fold and 5-fold CV resulted in AUCs of 0.91 and 0.86 respectively.

CONFIDENTIAL
18

Results – Cross Validation (CV)

Correct lung cancer prediction by stage
Early
Late
p=0.74
100.0%
88.0%
92.3%
Number of subjects
Stage
Total
Correct

Correct prediction by medical condition
p=0.61
p=0.92
76.5%
91.1%
Number of subjects
Control Healthy
Control COPD
Lung cancer
Lung cancer COPD
Total
Correct

Correct prediction by smoking status
Total
Correct

Equally strong in predicting late and early stages.

Not affected by the presence of chronic lung comorbidities.

Not affected by the subject's smoking habits.

CONFIDENTIAL
19

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

Expenses

For the three months ended March 31, 2018 and 2017, we incurred the following general and administrative expenses:

		Three months
	Three months ended	ended March 31,
	March 31, 2018	2017
	(Unaudited)	(Unaudited)
	$	$
General and Administrative Expenses
Accounting Fees	7,500	7,500
Audit & Tax Fees	14,564	33,982
Bank Fees	136	263
Consulting Fees	112,152	91,652
Filing and Transfer Agent Fees	90	2,273
Insurance Expense	13,217	9,167
Legal Fees	3,665	11,132
Office and Miscellaneous Expense	2,970	8,350
Payroll Expense	9,382	8,702
Rent Expense	984	1,217
Research and Development Expense (Note 2k, 4)	266,822	243,981
Travel Expenses	3,667	2,130
	435,149	420,349

Three-Month Period Ended March 31, 2018

Our expenses increased by approximately 4% during the three months ended March 31, 2018 compared to the same period in 2017. This increase resulted primarily from (a) an increase in consulting expenses and research and development expenses that related to a slight increase in the overall dedication of human resources; (b) an increase in insurance expense which related to a general increase in insurance premiums; and (c) mitigation of the expense reductions due to (i) a decrease in the audit and tax expense recognized in the current fiscal quarter primarily due to timing issues; (ii) a reduction in filing and transfer agent fees due to fewer share issuances; (iii) a reduction in legal fees due to a slower pace of equity financings that typically require the services of legal professionals to implement such transactions; and (iv) a reduction in office and miscellaneous expenses as efforts were made to reduce the incurrence of non-core expenses.

Liquidity And Capital Resources

Working Capital

	March 31, 2018 $	December 31, 2017 $
Total Current Assets	349,219	255,654
Total Current Liabilities	944,741	860,489
Working Capital (Deficiency)	(595,522)	(604,835)

While our operations consumed slightly less cash in the first quarter of 2018 as compared to the corresponding quarter in 2017, we raised more financing dollars between debt and equity issuances. This enabled an increase in our overall cash position relative to our most recent year end, December 31, 2017. Nonetheless, our current liabilities continue to grow as a result of accrued but unpaid compensation owing to senior management and consultants.

Given that we have a monthly expenditure budget of approximately $100,000 assuming that current compensation is, in fact, paid to management and consultants, there is a need to raise additional financing in the short term as current cash balances are not sufficient to sustain our operations. Efforts are ongoing to secure additional convertible debt and equity financing and we are hopeful to realize such transactions imminently.

Recent Financings

On February 13, 2018 we issued 231,250 stock options to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) and we relied on the exemption from the registration requirements provided for in Section 4(2) of the Securities Act of 1933, as amended.

On March 8, 2018 we issued one convertible loan in the face amount of $350,000 to two accredited investors who are not U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) and we relied on the exemption from the registration requirements provided for in Regulation S. The convertible loan evidences a debt due on demand that bears interest at a rate of 10% per annum. The holder of the convertible loan may convert part or all of the sums due at any time and from time-to-time, at its discretion, plus accrued interest, into common shares of the Registrant at a conversion price of $0.20 per share or such lesser price that the Registrant may issue additional shares to third parties (the “Conversion Price”), and, on conversion or repayment of the convertible loan, the Registrant will issue warrants of the Registrant in a number that is equal to the amount of the Loan divided by the Conversion price, exercisable at the Funding Price (as defined in the Agreements) per Warrant.

On May 10, 2018 we issued one convertible loan in the face amount of $25,000 to one accredited investor who is not a U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) and we relied on the exemption from the registration requirements provided for in Regulation S. The convertible loan evidences a debt due on demand that bears interest at a rate of 10% per annum. The holder of the convertible loan may convert part or all of the sums due at any time and from time-to-time, at its discretion, plus accrued interest, into common shares of the Registrant at a conversion price of $0.20 per share or such lesser price that the Registrant may issue additional shares to third parties (the “Conversion Price”), and, on conversion or repayment of the convertible loan, the Registrant will issue warrants of the Registrant in a number that is equal to the amount of the Loan divided by the Conversion price, exercisable at the Funding Price (as defined in the Agreements) per Warrant.

On May 15, 2018 we issued one convertible loan in the face amount of $37,000 to one accredited investor who is not a U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) and we relied on the exemption from the registration requirements provided for in Regulation S. The convertible loan evidences a debt due on demand that bears interest at a rate of 10% per annum. The holder of the convertible loan may convert part or all of the sums due at any time and from time-to-time, at its discretion, plus accrued interest, into common shares of the Registrant at a conversion price of $0.20 per share or such lesser price that the Registrant may issue additional shares to third parties (the “Conversion Price”), and, on conversion or repayment of the convertible loan, the Registrant will issue warrants of the Registrant in a number that is equal to the amount of the Loan divided by the Conversion price, exercisable at the Funding Price (as defined in the Agreements) per Warrant.

On May 30, 2018 we issued one convertible loan in the face amount of $50,000 to one accredited investor who is not a U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) and we relied on the exemption from the registration requirements provided for in Regulation S. The convertible loan evidences a debt due on demand that bears interest at a rate of 10% per annum. The holder of the convertible loan may convert part or all of the sums due at any time and from time-to-time, at its discretion, plus accrued interest, into common shares of the Registrant at a conversion price of $0.20 per share or such lesser price that the Registrant may issue additional shares to third parties (the “Conversion Price”), and, on conversion or repayment of the convertible loan, the Registrant will issue warrants of the Registrant in a number that is equal to the amount of the Loan divided by the Conversion price, exercisable at the Funding Price (as defined in the Agreements) per Warrant.

On June 14, 2018 we issued one convertible loan in the face amount of $75,000 to one accredited investor who is not a U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) and we relied on the exemption from the registration requirements provided for in Regulation S. The convertible loan evidences a debt due on demand that bears interest at a rate of 10% per annum. The holder of the convertible loan may convert part or all of the sums due at any time and from time-to-time, at its discretion, plus accrued interest, into common shares of the Registrant at a conversion price of $0.20 per share or such lesser price that the Registrant may issue additional shares to third parties (the “Conversion Price”), and, on conversion or repayment of the convertible loan, the Registrant will issue warrants of the Registrant in a number that is equal to the amount of the Loan divided by the Conversion price, exercisable at the Funding Price (as defined in the Agreements) per Warrant.

On June 22, 2018 we granted a total of 14,400,000 stock options to our directors, officers, employees and consultants. The stock options are exercisable at the exercise price of US$0.20 per share until June 22, 2025 and have various vesting provisions. 12,200,000 of these stock options were granted to thirteen non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) relying on Section 4(2) of the Securities Act of 1933, as amended and/or Rule 506 promulgated pursuant to the Securities Act of 1933, as amended. 2,200,000 of these stock options were granted to three U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) relying on Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated pursuant to the Securities Act of 1933.

On July 18, 2018, we granted a total of 360,000 stock options to an advisor. Such options are exercisable at a per share price of US$0.20 for a period of 10 years subject to vesting provisions.

Cash Flows

		Three months
	Three months ended	ended March 31,
	March 31, 2018	2017
	$	$
Net Cash (Used in) Operating Activities	(254,344)	(323,843)
Net Cash Provided by Financing Activities	358,145	180,000
Net Cash (Used in) Investing Activities	-	-

Cash (Used in) Operating Activities

The decrease in cash used in operating activities compared to the same period last year is due primarily to reductions in office and miscellaneous expense as well as legal, audit and tax fees and filing and transfer agent fees. Efforts have been made to reduce the incurrence of non-core expenditures in order to preserve existing cash balances.

Cash Provided by Financing Activities

The increase in cash provided by financing activities compared to the same period last year results primarily from an increase in the issuance of convertible debt securities during the first quarter of 2018 compared to the corresponding period of 2017.

Cash Used in Investing Activities

There was no cash used in or provided by investing activities during the first quarter of 2018.

Plan of Operation

We are an early-stage company. There exists substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our expenses. This is because we have not generated any revenues and no material revenues are anticipated until we further develop our business. There is no assurance we will reach this point.

Our primary objectives for the next twelve month period are to further develop the Technology and to advance the Technology and the related clinical testing. The pace at which we will advance the development of the Technology will depend, in part, on the quantum of additional financing that we are able to raise within the balance of 2018. Once such amount becomes known, we will be in a position to estimate the overall expenditure profile for the ensuing 12 months.

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we may be forced to cease the operation of our business.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at March 31, 2018, our company has accumulated deficit of $(12,603,465) since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next 12 months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. This evaluation was implemented under the supervision and with the participation of our Chief Executive Officer.

Based on this evaluation, management concluded that, as of March 31, 2018, our disclosure controls and procedures are not fully effective. The ineffectiveness of our disclosure controls and procedures was due to the existence of material weaknesses identified in our annual report on Form 10-K filed with the SEC on June 4, 2018. As we continue to grow we are adding additional personnel in key positions, including accounting, that will enable us to improve our overall control procedures.

Changes in Internal Control over Financial Reporting

During fiscal quarter ended March 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not generated any revenue from operations since our incorporation. We expect that our operating expenses will increase over the next 12 months as we continue to ramp-up the scope of our business operations and work toward the commercialization of the Technology. We estimate our average monthly expenses over the next 12 months to be approximately $100,000 ($1,200,000 for the ensuing year), which includes the sum of (a) ongoing research and development expenses; (b) general and administrative expenses; and (c) capital asset acquisitions in furtherance of our product development initiatives. On March 31, 2018, we had cash and cash equivalents of $335,127. As of March 31, 2018, we had total current liabilities of $944,741. Accordingly, we currently have negative working capital of $609,614 with a significant portion of the current liabilities representing salary and consulting fees owing to management and consultants which have been forestalled. If we are unable to meet our financial obligations, we could be forced to restructure or refinance, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 13, 2018 we issued 231,250 stock options to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) and we relied on the exemption from the registration requirements provided for in Section 4(2) of the Securities Act of 1933, as amended.

On March 8, 2018 we issued one convertible loan in the face amount of $350,000 to two accredited investors who are not U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) and we relied on the exemption from the registration requirements provided for in Regulation S. The convertible loan evidences a debt due on demand that bears interest at a rate of 10% per annum. The holder of the convertible loan may convert part or all of the sums due at any time and from time-to-time, at its discretion, plus accrued interest, into common shares of the Registrant at a conversion price of $0.20 per share or such lesser price that the Registrant may issue additional shares to third parties (the “Conversion Price”), and, on conversion or repayment of the convertible loan, the Registrant will issue warrants of the Registrant in a number that is equal to the amount of the Loan divided by the Conversion price, exercisable at the Funding Price (as defined in the Agreements) per Warrant.

On May 10, 2018 we issued one convertible loan in the face amount of $25,000 to one accredited investor who is not a U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) and we relied on the exemption from the registration requirements provided for in Regulation S. The convertible loan evidences a debt due on demand that bears interest at a rate of 10% per annum. The holder of the convertible loan may convert part or all of the sums due at any time and from time-to-time, at its discretion, plus accrued interest, into common shares of the Registrant at a conversion price of $0.20 per share or such lesser price that the Registrant may issue additional shares to third parties (the “Conversion Price”), and, on conversion or repayment of the convertible loan, the Registrant will issue warrants of the Registrant in a number that is equal to the amount of the Loan divided by the Conversion price, exercisable at the Funding Price (as defined in the Agreements) per Warrant.

On May 15, 2018 we issued one convertible loan in the face amount of $37,000 to one accredited investor who is not a U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) and we relied on the exemption from the registration requirements provided for in Regulation S. The convertible loan evidences a debt due on demand that bears interest at a rate of 10% per annum. The holder of the convertible loan may convert part or all of the sums due at any time and from time-to-time, at its discretion, plus accrued interest, into common shares of the Registrant at a conversion price of $0.20 per share or such lesser price that the Registrant may issue additional shares to third parties (the “Conversion Price”), and, on conversion or repayment of the convertible loan, the Registrant will issue warrants of the Registrant in a number that is equal to the amount of the Loan divided by the Conversion price, exercisable at the Funding Price (as defined in the Agreements) per Warrant.

On May 30, 2018 we issued one convertible loan in the face amount of $50,000 to one accredited investor who is not a U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) and we relied on the exemption from the registration requirements provided for in Regulation S. The convertible loan evidences a debt due on demand that bears interest at a rate of 10% per annum. The holder of the convertible loan may convert part or all of the sums due at any time and from time-to-time, at its discretion, plus accrued interest, into common shares of the Registrant at a conversion price of $0.20 per share or such lesser price that the Registrant may issue additional shares to third parties (the “Conversion Price”), and, on conversion or repayment of the convertible loan, the Registrant will issue warrants of the Registrant in a number that is equal to the amount of the Loan divided by the Conversion price, exercisable at the Funding Price (as defined in the Agreements) per Warrant.

On June 14, 2018 we issued one convertible loan in the face amount of $75,000 to one accredited investor who is not a U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) and we relied on the exemption from the registration requirements provided for in Regulation S. The convertible loan evidences a debt due on demand that bears interest at a rate of 10% per annum. The holder of the convertible loan may convert part or all of the sums due at any time and from time-to-time, at its discretion, plus accrued interest, into common shares of the Registrant at a conversion price of $0.20 per share or such lesser price that the Registrant may issue additional shares to third parties (the “Conversion Price”), and, on conversion or repayment of the convertible loan, the Registrant will issue warrants of the Registrant in a number that is equal to the amount of the Loan divided by the Conversion price, exercisable at the Funding Price (as defined in the Agreements) per Warrant.

On June 22, 2018 we granted a total of 14,400,000 stock options to our directors, officers, employees and consultants. The stock options are exercisable at the exercise price of US$0.20 per share until June 22, 2025 and have various vesting provisions.

On June 22, 2018 we granted 12,200,000 of these stock options to thirteen non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) relying on Section 4(2) of the Securities Act of 1933, as amended and/or Rule 506 promulgated pursuant to the Securities Act of 1933, as amended.

On June 22, 2018, we granted 2,200,000 of these stock options to three U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) relying on Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated pursuant to the Securities Act of 1933.

On July 18, 2018, we granted a total of 360,000 stock options to an advisor. Such options are exercisable at a per share price of US$0.20 for a period of 10 years subject to vesting provisions.

All the proceeds of the various financings were used for working capital.

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

10.6	Employment Agreement with Giora Davidovits dated September 1, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K filed September 19, 2012)
10.7	Form of Conversion and Participation Rights Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 1, 2012)
10.8	Employment Agreement with Eyal Davidovits dated October 30, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K filed November 5, 2012)
10.9	Form of Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.10	Form of Offshore Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.11	Form of Canadian Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.12	Form of Debt Conversion Option Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed April 22, 2015)
10.13	Form of Private Placement Subscription Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed April 22, 2015)
10.14	Form of Private Placement Subscription Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed June 2, 2015)
10.15	Shares for Debt Acknowledgement and Subscription Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed June 2, 2015)
10.16	Form of Private Placement Subscription Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed July 9, 2015)
10.17	Form of Board of Advisors Consulting Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed August 26, 2015)
10.18	Form of Stock Option Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed August 26, 2015)

Exhibit Number	Description
10.19	Form of Convertible Note and Warrant Subscription Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed on April 13, 2018)
(21)	Subsidiaries
21.1	Savicell Diagnostic Ltd. our approximately 86.65% subsidiary incorporated in Israel
(31)	Rule 13a-14 Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Giora Davidovits
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Giora Davidovits
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

September 4, 2018