Form 10-Q
period 2018-06-30
ONLINE DISRUPTIVE TECHNOLOGIES, INC.
filed 2018-11-16
CIK 1498380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

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

Yes [   ]           No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of November 14, 2018, there were 122,878,912 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONLINE DISRUPTIVE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

(U.S. DOLLARS)

(Unaudited)

Online Disruptive Technologies, Inc.
Condensed Interim Consolidated Balance Sheets
June 30, 2018
(Unaudited)

	June 30, 2018	December 31, 2017
	$	$
ASSETS

Current Assets
Cash and Cash Equivalents	174,012	232,247
Prepaid Expenses	5,607	7,247
VAT Receivable	8,234	16,160

Total Current Assets	187,853	255,654

Restricted Cash (Note 10)	21,915	23,091
Fixed Assets (Note 3)	34,169	47,135
Total Assets	243,937	325,880

LIABILITIES

Current Liabilities
Accounts Payable	814,236	705,693
Accrued Liabilities	205,770	154,796

Total Current Liabilities	1,020,006	860,489

Convertible Debentures (Note 5 & 6)	1,219,453	1,071,172
Convertible Loans (Note 7)	445,822	-
Total Liabilities	2,685,281	1,931,661

(DEFICIT)/EQUITY
Authorized: 20,000,000 Preferred Shares, par value $0.001 500,000,000 Common Shares, par value $0.001 Issued and outstanding: Nil Preferred Shares 119,762,247 Common Shares (December 31, 2017: 119,163,408 Common Shares)	119,762	119,164
Shares Subscription Received	98,333	-
Additional Paid-in Capital	11,447,669	10,451,520
Accumulated Other Comprehensive Loss	(17,706)	(74,233)
Deficit	(13,831,980)	(12,046,656)
(Deficit)/Equity Attributable to Shareholders of the Company	(2,183,922)	(1,550,205)

Non-Controlling Interests	(257,422)	(55,576)
Total (Deficit)/Equity	(2,441,344)	(1,605,781)

Total Liabilities and (Deficit)/Equity	243,937	325,880

The accompanying notes are an integral part of these Condensed Interim Consolidated Financial Statements

Online Disruptive Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(U.S. Dollars)
(Unaudited)

	Three months	Three months	Six months	Six months
	ended June 30,	ended June	ended June	ended June
	2018	30, 2017	30, 2018	30, 2017
	$	$	$	$
General and Administrative Expenses

Accounting Fees	7,500	7,500	15,000	15,000
Audit & Tax Fees	57,882	9,997	72,446	43,979
Bank Fees	229	112	365	375
Consulting Fees	91,651	95,011	203,803	186,663
Filing and Transfer Agent Fees	3,776	3,203	3,866	5,476
Legal Fees	6,379	7,679	10,044	18,811
Travel Expenses	3,668	2,868	7,335	4,998
Office and Miscellaneous Expense	-	13,631	2,970	21,981
Research and Development Expense (Note 2(k), Note 4)	1,137,940	365,899	1,404,762	609,880

Marketing Expense	-	2,731	-	2,731
Payroll Expense	9,078	9,031	18,460	17,733
Rent Expense	960	954	1,944	2,171
Insurance Expense	1,297	13,575	14,514	22,742
	1,320,360	532,191	1,755,509	952,540

Other Expense
Fair Value through Profit and Loss on Loan	(17,924)	-	17,278	-
Interest Accretion	25,817	76,084	148,562	140,182
Interest Expense	46	69	102	124
Foreign Currency Loss (Gain)	63,419	(23,170)	65,719	(36,449)
Net Loss for the period	(1,391,718)	(585,174)	(1,987,170)	(1,056,397)

Other Comprehensive Income
Currency Translation Adjustments	56,525	(4,398)	56,525	(18,946)
Comprehensive Loss for the period	(1,335,193)	(589,572)	(1,930,645)	(1,075,343)

Net Loss attributable to:
Common Stockholders	(1,228,515)	(521,217)	(1,785,324)	(969,011)
Non-Controlling Interests	(163,203)	(49,409)	(201,846)	(87,386)
	(1,391,718)	(585,174)	(1,987,170)	(1,056,397)
Net Comprehensive Loss Attributable to:
Common Stockholders	(1,177,733)	(537,688)	(1,734,542)	(986,390)
Non-Controlling Interests	(157,460)	(51,884)	(196,103)	(88,953)
	(1,335,193)	(589,572)	(1,930,645)	(1,075,343)

Basic and Diluted Net Loss per Common Share	(0.01)	(0.00)	(0.02)	(0.01)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	119,615,259	116,601,707	119,388,085	115,397,955

The accompanying notes are an integral part of the Condensed Interim Consolidated Financial Statements

Online Disruptive Technologies, Inc.
Condensed Interim Consolidated Statements of Cash Flows
(U.S. Dollars)
(Unaudited)

	Six months ended	Six months ended
	June 30, 2018	June 30, 2017
	(Unaudited)	(Unaudited)
	$	$
Cash flow from Operating Activities
Net loss for the period	(1,987,170)	(1,056,397)
Adjustment for items not involving cash:
Stock-based compensation	953,148	89,392
Foreign exchange gain/loss	65,719	(36,449)
Fair value through profit/loss on loan	17,278	-
Depreciation – fixed assets (Note 3)	11,169	6,918
Interest accretion	148,562	140,182
Changes in non-cash working capital items:
Decrease in VAT receivable	7,385	19,228
Decrease in prepaid expense	1,487	-
Increase in accounts payable and accrued liabilities	173,714	216,400
Net cash used in operating activities	(608,708)	(620,726)
Cash flow from financing activities
Convertible loan	537,000	-
Common shares, net of issuance costs	4,812	-
Share subscription received	3,333	413,500
Net cash provided by financing activities	545,145	413,500

Cash flow from investing activities
Cash utilized in purchase of assets	(625)	-

Net cash provided by (used in) investing activities	(625)	-

Effects of exchange rate changes on cash and cash equivalents	5,953	(3,097)

Net decrease in cash and cash equivalents	(58,235)	(210,323)

Cash and cash equivalents, beginning of period	232,247	452,376

Cash and cash equivalents, end of period	174,012	242,053
Supplementary Information
Interest Paid	-	-
Income Taxes Paid	-	-

The accompanying notes are an integral part of these Condensed Interim Consolidated Financial Statements

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2018
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

These consolidated financial statements have been prepared with the ongoing assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit balance of $832,153 as at June 30, 2018 (working capital balance December 2017 – $604,835) and an accumulated deficit of $13,831,980. Furthermore, additional future losses are anticipated which raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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
June 30, 2018
(Unaudited)

Note 2 - Significant Accounting Policies

a)	Basis of Presentation

These consolidated financial statements have been prepared for interim financial reporting in conformity with generally accepted accounting principles in the United States of America (“US GAAP”), and are expressed in United States dollars, unless otherwise noted. All adjustments considered necessary for a fair presentation of financial position as at June 30, 2018, and results of operations and cash flows for the six month period ended June 30, 2018 have been included. The results of operations for the six month period ended June 30, 2018 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in our 2017 Annual Report on Form 10-K.

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

Cash and cash equivalents consist entirely of readily available cash balances. There were no cash equivalents as of June 30, 2018 and December 31, 2017.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2018
(Unaudited)

Note 2 - Significant Accounting Policies (Continued)

f)	Stock-based Compensation

The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized as expense in the statements of operations based on their grant date fair values. For stock options granted to employees and to members of the Board of Directors for their services on the Board of Directors, the Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock.

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

Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Stock options are considered to be common stock equivalents and were not included in the net loss per share calculation for the six months ended June 30, 2018 and 2017 because the inclusion of such underlying shares would have had an anti-dilutive effect.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2018
(Unaudited)

Note 2 - Significant Accounting Policies (Continued)

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

As at June 30, 2018, the fair value of cash and cash equivalents was measured using Level 1 inputs, and the fair value of convertible debentures was measured using Level 2 inputs.

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

k)	Research and Development Expenses

In the six months ended June 30, 2018, all research and development costs are charged to expense as incurred. The majority of these costs are in-house expenses related to consulting fees, materials, salaries of employees working on the R&D projects, rent and legal expenses related to patents. A breakdown of the R&D costs is as follows:

	Six months	Six months	Three months	Three months
	ended June 30,	ended June 30,	ended June 30,	ended June 30,
	2018	2017	2018	2017
	$	$	$	$
Research and Development Expenses
Consulting fees	14,900	58,190	5,441	33,372
Legal fees	8,306	22,330	7,590	15,621
Office and Miscellaneous Expense	6,947	9,936	1,743	6,135
Payroll expense	387,638	361,114	233,540	236,279
R&D materials and supplies	16,326	42,604	1,863	11,387
Rent	17,497	19,535	8,638	8,579
Share-based compensation	953,148	89,392	879,125	47,747
Insurance	-	6,779	-	6,779
Total	1,404,762	609,880	1,137,940	365,899

Savicell’s financing commitment related to the License and Research Funding Agreement (as defined in Note 4 below) entered into with Ramot at Tel Aviv University was completely fulfilled by December 31, 2015.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2018
(Unaudited)

Note 2 - Significant Accounting Policies (Continued)

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
June 30, 2018
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

p)	Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. For all entities, amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the potential impact this guidance will have on the consolidated financial statements, if any.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2018
(Unaudited)

Note 2 - Significant Accounting Policies (Continued)

p)	Recently Issued Accounting Pronouncements (continued)

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. For entities that early adopted Topic 842, the amendments are effective upon issuance of ASU 2018-10, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. ASU 2018-10 will be effective for use for fiscal years beginning after December 15, 2018. The Company is currently evaluating the potential impact this guidance will have on the consolidated financial statements, if any.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. These amendments expand the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company is currently evaluating the potential impact this guidance will have on the consolidated financial statements, if any.

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

Note 3 – Fixed Assets

As of June 30, 2018, the fixed assets balance on the consolidated financial statement consist of the following:

	Furniture and
Cost:	Fixtures	Computer Equipment	Lab Equipment	Total
December 31, 2016	$3,496	$26,489	$44,432	$74,417
Exchange difference	375	2,836	4,759	7,970
December 31, 2017	$3,871	$29,325	$49,191	$82,387
Additions	-	625	-	625
Exchange difference	(197)	(1,517)	(2,506)	(4,220)
June 30, 2018	$3,674	$28,433	$46,685	$78,792

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2018
(Unaudited)

Note 3 – Fixed Assets (Continued)

	Furniture and
Depreciation:	Fixtures	Computer Equipment	Lab Equipment	Total
December 31, 2016	$405	$10,645	$7,923	$18,973
Additions	424	7,446	5,887	13,757
Exchange difference	58	1,406	1,058	2,522
December 31, 2017	$887	$19,497	$14,868	$35,252
Additions	417	4,966	5,786	11,169
Exchange difference	(45)	(993)	(760)	(1,798)
June 30, 2018	$1,259	$23,470	$19,894	$44,623

	Furniture and
Net Book Value:	Fixtures	Computer Equipment	Lab Equipment	Total
December 31, 2017	$2,984	$9,828	$34,323	$47,135
June 30, 2018	$2,415	$4,963	$26,791	$34,169

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
June 30, 2018
(Unaudited)

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

During the six months ended June 30, 2018, Savicell incurred research and development expenses of $1,404,762 (June 2017 - $609,880) which were included in the consolidated statements of operations and comprehensive loss.

Note 5 – Related Party Transactions

The Company completed the following related party transactions:

During the six months period ended June 30, 2018, the Company incurred consulting fees and salaries of $265,488 (for the six months ended June 30, 2017 - $239,682) payable to its directors and officers, recorded in consulting fees and research and development expense. The Company incurred consulting fees payable to a company controlled by a former director/officer of $54,000 (for the six months ended June 30, 2017 - $54,000), recorded in consulting fees.

As at June 30, 2018, included in accounts payable and accrued liabilities are amounts of $150,429 (December 31, 2017 – $102,214) that was payable to a company controlled by a former director/officer of the Company and $687,585 (December 31, 2017 – $426,648) that was payable to current officers or directors of the Company.

As at June 30, 2018, included in convertible debentures are amounts of $1,219,453 (December 31, 2017 - $1,071,172) that was entered into with two directors, one consultant, and one key management personnel of the Company (Note 6).

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2018
(Unaudited)

Note 6 – Convertible Debentures (Continued)

The Company evaluated these convertible debentures for derivatives and determined that they do not qualify for derivative treatment. The Company then evaluated the debenture for beneficial conversion features and determined that the convertible loan issued on April 15, 2015 does contain beneficial conversion features. The aggregate intrinsic value of the beneficial conversion features was determined to be $852,418. This amount was recorded as a debt discount on April 15, 2015 that is being amortized over the life of the debenture at effective interest rate of 77%. Total debt discount accumulated amortization as at June 30, 2018 was $852,418 (December 31, 2017 – $705,657).

	December 31, 2017	Additions	June 30, 2018

Giora Davidovits	$510,416	-	$510,416
Eyal Davidovits	243,825	-	243,825
Irit Arbel	225,822	-	225,822
Robbie Manis	233,334	-	233,334
Total	$1,213,397	-	$1,213,397

	December 31, 2017	Additions	June 30, 2018

Convertible debentures	$1,213,397	-	$1,213,397
Convertible discount	(852,418)	-	(852,418)
Net convertible debentures	360,979	-	360,979
Interest accretion	705,657	146,761	852,418
Exchange difference	4,536	1,520	6,056
Balance	$1,071,172	$148,281	$1,219,453

Note 7 – Convertible Loans

On March 8, 2018, the Company issued one convertible loan in the face amount of $350,000 to two current shareholders. The convertible loan matures after two years and bears interest at a rate of 10% per annum. The convertible loan may be converted common shares of the Company at the earlier of (a) fifteen days after the maturity date and (b) the date the Company raises gross proceeds of $5,000,000 through private placements or files a registration statement with the Securities and Exchange Commission in the United States. The conversion price is $0.20 per share or such lesser price that the Company may issue additional shares to third parties, and, on conversion or repayment of the convertible loan, the Company will issue warrants in a number that is equal to the amount of the Loan divided by the conversion price, exercisable at the funding price. The convertible loan contains multiple embedded derivatives and accordingly the Company has elected to use the fair value option to measure the entire hybrid instrument at fair value at each reporting period, with changes in fair value recognized in profit and loss. The fair value of the loan at June 30, 2018 has been determined to be $367,278.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2018
(Unaudited)

Note 7 – Convertible Loans (Continued)

During the quarter ended June 30, 2018, the Company issued four convertible loans in the aggregate amount of $187,000 to four individual lenders. The debentures are interest bearing and have a term to maturity of two years. The loans are convertible into common shares of the Company at the lower of $0.20 per share and the price of a future financing initiative. Moreover, warrants will be granted to the lenders upon the earlier of repayment of the loans or conversion thereof, in a number that is equal to the amount of the convertible loans divided by the conversion price, exercisable at the funding price. The fair value of the loans at June 30, 2018 has been determined to be $78,544. The Company evaluated these convertible loans for derivatives and determined that they do not qualify for derivative treatment. The Company then evaluated the loans for beneficial conversion features and determined that the convertible loans issued do contain beneficial conversion features. The aggregate intrinsic value of the beneficial conversion features was determined to be $110,258. This amount was recorded as a debt discount on the issuance dates of the loans and is being amortized over the lives of the loans at effective interest rate of 28%. Total debt discount accumulated amortization as at June 30, 2018 was $1,801 (December 31, 2017 - $nil).

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

On April 17, 2018, stock options previously granted by the Company were exercised resulting in the issuance of 481,179 common shares at $0.01 per share for total proceeds of $4,812.

On May 18, 2018, the Company issued 117,660 shares at $0.20 per share for aggregate of $23,532 in lieu of consulting services rendered up to June 30, 2018 and for future consulting services up to December 31, 2018.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2018
(Unaudited)

Note 8 – Equity (Continued)

Common Shares (continued)

During the six months ended June 30, 2018, one employee exercised 16,665 options at an exercise price of $0.20 per share for aggregate consideration of $3,333. The shares have not yet been issued.

As at June 30, 2018, the Company has 119,762,247 common shares (December 31, 2017 – 119,163,408) issued and outstanding.

Warrants

A summary of warrants as at June 30, 2018 and December 31, 2017 is as follows:

		Warrant Outstanding
		Weighted Average
	Number of warrant	Exercise Price
Balance, December 31, 2016	-	-
Issued	1,693,750	$0.20
Balance, December 31, 2017	1,693,750	0.20
Issued	-	0.20
Balance, June 30, 2018	1,693,750	$0.20

Number	Exercise	Expiry	Remaining
Outstanding	Price	Date	Life
1,693,750	$0.20	April 3, 2019	0.75

Preferred Shares

The Company has authorized 20,000,000 preferred shares at a par value of $0.001 per share. No preferred shares have been issued by the Company and accordingly none are outstanding.

Stock Options

In August 2015 the Company granted a total of 1,730,000 stock options to four advisors of the Company. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for six-seven years. One third of the options will vest at end of each completed year for which the consultant provides the services. The options were valued based on the Black Scholes model. For six months ended June 30, 2018, the Company recorded stock based compensation of $7,376 (2017: $36,184) for such options.

On September 1, 2015 the Company granted a total of 150,000 stock options to two employees. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest at the grant date of each of September 1, 2015, September 1, 2016 and September 1, 2017 that the employee remains an employee of the Company or its subsidiaries. As of June 30, 2017, one of these employees is no longer with the Company and as such 75,000 options has expired. The options were valued based on the Black Scholes model. As of June 30, 2018, the Company has fully recorded the stock based compensation for such options.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2018
(Unaudited)

Note 8 – Equity (Continued)

Stock Options (continued)

On November 22, 2015 the Company granted a total of 50,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest at the grant date of each of November 22, 2016, November 22, 2017 and November 22, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model For the six months ended June 30, 2018, the Company recorded stock based compensation of $426 (2017: $2,038) for such options.

On December 1, 2015 the Company granted a total of 125,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest at the grant date of each of December 1, 2016, December 1, 2017 and December 1, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model For the six months ended June 30, 2018, the Company recorded stock based compensation of $1,074 (2017: $5,144) for such options.

On December 6, 2015 the Company granted a total of 100,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest at the grant date of each of December 6, 2016, December 6, 2017 and December 6, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model For the six months ended June 30, 2018, the Company recorded stock based compensation of $883 (2017: 4,267) for such options.

On February 15, 2016 the Company granted a total of 50,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant provided the employee remains employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. During the quarter ended March 31, 2018, 16,665 options were exercised at $0.20 per share resulting in total proceeds $3,333. The remainder options 33,335 were cancelled and no stock based compensation was recorded for the quarter

On March 7, 2016 the Company granted a total of 75,000 stock options to two employees. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant provided the employee remains employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the six months ended June 30, 2018, the Company recorded stock based compensation of $633 (2017: $2,744) for such options.

On May 5, 2016 the Company granted a total of 150,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for ten years. 30,000 options vest immediately. One third of the remaining options will vest on each of the first, second and third anniversaries of the date of grant provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the six months ended June 30, 2018 the Company recorded stock based compensation of $1,274 (2017: $7,216) for such options.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2018
(Unaudited)

Note 8 – Equity (Continued)

Stock Options (continued)

On June 6, 2016 the Company granted a total of 800,000 stock options to a consultant. The stock options are exercisable at the exercise price of $0.20 per share and may be exercised for five years. 480,000 of the options so granted will vest as to one quarter of such options at the end of each completed year that the consultant provides the services. The remaining 320,000 options will be fully vested when the consultant has completed the provision of a minimum of 600 blood samples of lung cancer and control patients during the 4 years following June 6, 2016. One twelfth of these options will vest upon each 50 blood samples having been delivered by the consultant to the Company. The options were valued based on the Black Scholes model. For the six months ended June 30, 2018, the Company recorded stock based compensation of $17,945 (2017: $22,870) for such options.

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

On May 31, 2017, the Company granted a total of 875,000 stock options to six employees. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant, namely May 31, 2018, May 31, 2019 and May 31, 2020 provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. During the six months ended June 30, 2018, 25,000 options expired unexercised upon the termination of employment of an employee. For the six months ended June 30, 2018, the Company recorded stock based compensation of $33,298 (2017: $43,283) for the remaining options.

On July 2, 2017, the Company granted a total of 150,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant, namely July 2, 2018, July 2, 2019 and July 2, 2020 provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the six months ended June 30, 2018 the Company recorded stock based compensation of $6,234 (2017: $6,269) for such options.

On July 12, 2017, the Company granted a total of 260,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for ten years. 50,000 options vested on grant date. Off the remaining 210,000, one third of the options will vest on each of the first, second and third anniversaries of the date of grant, namely July 12, 2018, July 12, 2019 and July 12, 2020 provided the employee remains a consultant of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the six months ended June 30, 2018, the Company recorded stock based compensation of $9,458 (2017: $18,818) for such options.

On February 13, 2018, the Company granted a total of 231,250 stock options to a consultant. The stock options vest immediately and are exercisable at an exercise price of $0.20 per share and may be exercised over five years. The options were valued based on the Black Scholes model. For the six months ended June 30, 2018, the Company recorded stock based compensation of $26,422 for such options.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2018
(Unaudited)

Note 8 – Equity (Continued)

Stock Options (continued)

On June 22, 2018, the Company granted a total of 4,100,000 stock options to a group of employees. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant, namely June 22, 2019, June 22, 2020 and June 22, 2021 provided the employees remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the six months ended June 30, 2018, the Company recorded stock based compensation of $7,647 for such options.

On June 22, 2018, the Company granted a total of 1,500,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One quarter of the options will vest immediately. The remaining 1,125,000 options will vest on June 22, 2019, June 22, 2020 and June 22, 2021 provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the six months ended June 30, 2018, the Company recorded stock based compensation of $54,345 for such options.

On June 22, 2018, the Company granted a total of 200,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant, namely June 22, 2019, June 22, 2020 and June 22, 2021. The options were valued based on the Black Scholes model. For the six months ended June 30, 2018, the Company recorded stock based compensation of $373 for such options.

On June 22, 2018, the Company granted a total of 4,000,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One forth of the options vest immediately. One forth of the remaining options will vest on each of the first, second and third anniversaries of the date of grant, namely June 22, 2019, June 22, 2020 and June 22, 2021. The options were valued based on the Black Scholes model. For the six months ended June 30, 2018, the Company recorded stock based compensation of $144,863 for such options.

On June 22, 2018, the Company granted a total of 4,600,000 stock options to a group of employees. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. The options vest immediately on grant date. The options were valued based on the Black Scholes model. For the six months ended June 30, 2018, the Company recorded stock based compensation of $640,896 for such options.

The fair value of each option grant is calculated using the following assumptions:

	2018	2017
Expected life – year	5-10	7-10
Interest rate	1.53% - 2.86%	1.60-2.40%
Volatility	65.68% - 94.22%	73.01-90.69%
Dividend yield	--%	--%
Forfeiture rate	--%	--%

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2018
(Unaudited)

Note 8 – Equity (Continued)

Stock Options (continued)

	Number of Options	Weighted	Expire date
		Average Exercise
		Price
Balance, December 31, 2015	15,960,896	$0.04
Granted, on February 15, 2016	50,000	0.20	February 15, 2023
Granted, on March 7, 2016	75,000	0.20	March 7, 2023
Granted, on May 5, 2016	150,000	0.20	May 5, 2026
Granted, on June 6, 2016	800,000	0.20	June 6, 2021
Exercised, on July 7, 2016	(50,000)	0.01
Granted, on November 1, 2016	360,000	0.20	October 31, 2023
Balance, December 31, 2016	17,345,896	$0.05
Granted, on May 31, 2017	850,000	0.20	May 31, 2024
Expired, July 1, 2017	(75,000)	0.20	July 1, 2017
Granted, on July 2, 2017	150,000	0.20	July 2, 2024
Granted, on July 12th, 2017	260,000	0.20	July 12, 2027
Exercised, on September 25, 2017	(150,000)	0.01	September 25, 2017
Balance, December 31, 2017	18,405,896	$0.04
Granted, on February 13, 2018	231,250	0.20	February 13, 2023
Exercised, on January 28, 2018	(16,665)	0.20
Cancelled, on January 28 2018	(33,335)	0.20
Granted, on June 22, 2018	14,400,000	0.20	June 22, 2025
Exercised, on March 20, 2018	(481,179)	0.01
Balance, March 31, 2018
	32,480,967	$0.12

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2018
(Unaudited)

Note 8 – Equity (Continued)

Stock Options (continued)

	Outstanding June 30, 2018			Exercisable as at June 30, 2018
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
Exercise	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Price	Options	Price	Life (years)	Options	Price	Life (years)

$0.01	9,750,000	$0.01	4.18	9,750,000	$0.01	4.18
0.01	800,000	0.01	0.15	800,000	0.01	0.15
0.01	1,924,717	0.01	2.37	1,924,717	0.01	2.37
0.01	500,000	0.01	0.51	500,000	0.01	0.51
0.20	150,000	0.20	1.82	150,000	0.20	1.82
0.20	120,000	0.20	3.16	80,000	0.20	3.16
0.20	1,610,000	0.20	4.12	1,073,334	0.20	4.11
0.20	75,000	0.20	4.18	75,000	0.20	4.18
0.20	50,000	0.20	4.40	33,334	0.20	4,40
0.20	125,000	0.20	4.42	83,334	0.20	4.42
0.20	100,000	0.20	4.44	66,666	0.20	4.44
0.20	75,000	0.20	4.69	50,000	0.20	4.69
0.20	150,000	0.20	7.85	110,000	0.20	7.85
0.20	800,000	0.20	2.94	226,667	0.20	2.94
0.20	360,000	0.20	5.34	360,000	0.20	5.34
0.20	850,000	0.20	5.92	283,333	0.20	5.92
0.20	150,000	0.20	6.01	-	-	6.01
0.20	260,000	0.20	9.04	50,000	0.20	9.04
0.20	231,250	0.20	4.63	231,250	0.20	4.63
0.20	4,100,000	0.20	6.98	-	-	6.98
0.20	1,500,000	0.20	6.99	375,000	0.20	6.99
0.20	200,000	0.20	6.99	-	-	6.99
0.20	4,000,000	0.20	6.99	1,000,000	-	6.99
0.20	4,600,000	0.20	6.99	4,600,000	0.20	6.99
	32,480,967	$0.12	5.24	21,822,635	$0.09	4.59

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2018
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

During the year ended December 31, 2015, Savicell issued a total of 417 shares at $1,700 per share to third parties for aggregate proceeds of $709,087. As at December 31, 2015, Savicell also issued 516 shares at $1,700 to ODT, which of $532,084 has not been received as at December 31, 2015. In addition, Savicell investors exchanged 588 Savicell shares for 6,248,672 of ODT common shares with ODT receiving the Savicell shares so exchanged. Following these share issuances, the Company, the Warrant holder and the Savicell investors held underlying interests in the equity of Savicell of 77.00%, 12.6% and 10.4% respectively (December 31, 2014 - 74.67%, 13.18% and 12.15%) .

During the year ended December 31, 2016, Savicell investors exchanged 1,132 Savicell shares for 12,026,654 of ODT common shares with ODT receiving the Savicell shares so exchanged. As at December 31, 2016, Savicell received $1,786,656 from ODT and issued 1,051 shares to ODT in return. Following these share issuances, the Company, the Warrant holder and the Savicell investors held underlying interests in the equity of Savicell of 86.65%, 11.72% and 2.15%, respectively (December 31, 2015 - 77%, 12.6% and 10.4%) . As a result, ODT’s shareholding increased, which increased the additional paid-in capital during the year.

During the year ended December 31, 2017, Savicell investors exchanged 27 Savicell shares for 288,830 of ODT common shares with ODT receiving the Savicell shares so exchanged. As at December 31, 2017, Savicell received $658,711 from ODT and issued 387 shares to ODT in return. As at December 31, 2017, the Company, the Warrant holder and the Savicell investors held underlying interests in the equity of Savicell of 86.65%, 11.42% and 1.93%, respectively (December 31, 2016 - 86.13%, 11.72% and 2.15%) .

As at June 30, 2018, The Company, the Warrant holder and the Savicell investors held underlying interests in the equity of Savicell of 86.65%, 11.42% and 1.93%, respectively (December 31, 2017 - 86.65%, 11.42% and 1.93%) .

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2018
(Unaudited)

Note 8 – Equity (Continued)

Non-Controlling Interests (continued)

Savicell’s Common Shares

	Number	Amount
	of Shares

Balance, December 31, 2015	14,012	$3,819,454
Shares issued to settle inter-company debts	1,051	1,786,656

Balance, December 31, 2016	15,063	5,606,110
Shares issued to settle inter-company debts	387	658,711

Balance, June 30, 2018 and December 31, 2017	15,450	6,264,821

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

	June 30, 2018	December 31, 2017
Anti-dilutive options	21,822,635	18,405,896

Note 10 – Commitments and Guarantees

The Company was not a guarantor to any parties as at June 30, 2018.

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
June 30, 2018
(Unaudited)

Note 10 – Commitments and Guarantees (Continued)

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

3.

On July 20, 2015, the Company signed an operating lease agreement to lease offices for a period ending July 31, 2018 with an option to renew the lease for an additional period of 2 years. In March, 2018, the Company has exercised the option to renew the lease for an additional period of 2 years. The monthly lease expense is $3,445 (NIS 12,121). The Company pledged a bank deposit which is used as a bank guarantee at an amount of $14,404 (NIS 50,000) to secure its payments under the lease agreement. The Company pledged a bank deposit which is used as a bank guarantee at an amount of $8,242 (NIS 30,146) to secure its compliance with obligations.

The minimum future payments for the above commitments are as follows:

	Consulting fee and
Year	Salaries	Office rent	Total

2018	$185,090	$20,670	$205,760
2019	370,180	41,340	411,520
2020	370,180	24,115	394,295
2021	370,180	-	370,180
2022	246,787	-	246,787
Total	$1,542,417	$86,125	$1,628,542

Note 11 – Geographic Information

The Company’s head office is located in the United States (“US”). The operations of the Company are primarily in two geographic areas: the US and Israel. A summary of geographical information for the Company’s net loss is as follows:

	Six Months Ended June 30,
Net Loss	2018	2017
US	$474,804	$422,226
Israel	1,512,366	634,171
Consolidated	$1,987,170	$1,056,397

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2018
(Unaudited)

Note 12 – Subsequent Events

1.

On July 18, 2018, the Company granted a total of 360,000 stock options to an advisor. Such options are exercisable at a per share price of US$0.20 for a period of 10 years subject to vesting provisions.

2.

On July 31, 2018, the Company issued an aggregate of 750,000 Units at a price of $0.20 per Unit for gross proceeds of $150,000. Each Unit will be comprised of one common share of the Company and one non- transferable common share purchase warrant with each Warrant being exercisable into one additional Share at an exercise price of $0.20 per Warrant Share for a period of two years after the closing of the Financing.

3.

On August 21, 2018, the Company issued an aggregate of 1,550,000 Units at a price of $0.20 per Unit for gross proceeds of $310,000. Each Unit will be comprised of one common share of the Company and one non-transferable common share purchase warrant with each Warrant being exercisable into one additional Share at an exercise price of $0.20 per Warrant Share for a period of two years after the closing of the Financing.

4.

On August 24, 2018 the Company issued 16,665 common shares to a former employee who had exercised her vested stock options upon the termination of her employment. The shares were issued at the exercise price of $0.20 per share.

5.	On August 24, 2018, the Company issued 800,000 common shares to a consultant who had exercised his vested options. The shares were issued at the exercise price of $0.01 per share.

6.

On April 24, 2018, the Company entered into a Consulting Agreement with Crescendo Communications, LLC, approved by the Board of Directors on September 14, 2018. Pursuant to the Crescendo Agreement, David K. Waldman is to be issued the followings:

•

105,000 Options to acquire common shares of the Company at a price of $0.20 per share for a period of 5 years and subject to vesting provisions. The options were granted subsequently on September 14, 2018;

•

Immediately following successful completion of the Public Offering, warrants in an amount equal to 1.2% of the total issued and outstanding shares with an exercise price equal to the price of the shares issued in the Public Offering for a period of five years;

•	Within 60 days after completion of the Public Offering, 2,800,000 restricted shares of the Company; and
•	At the end of the 6 months after completion of the Public Offering, 200,000 restricted shares of the Company.

7.

On August 1, 2018, the Company entered into a Consulting Agreement with Moshe Broida, approved by the Board of Directors on September 14, 2018. Pursuant to the Broida Agreement, the Company is to issue to Broida an amount of warrants equal to 5% of the number of shares issued in an equity investment and 2% of the number of shares issued in debt investments as non-transferable share purchase warrants.

The Finder’s Warrant will be exercisable into one Share, exercisable at the weighted average price per share paid by investors in a financing for a period of three years from the closing, subject to any additional terms contained in the certificates representing the Finder’s Warrants.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
June 30, 2018
(Unaudited)

Note 12 – Subsequent Events (Continued)

8.

On September 12, 2018, the Company entered into a Consulting Agreement with Michael Jacobson, PhD., approved by the Board of Directors on September 14, 2018. The Company is authorized to grant 150,000 stock options to acquire common shares of the Company at a price of $0.20 per share of which 30,000 stock options vest immediately and 40,000 vest at the end of each of the subsequent three completed years from the date of the Jacobson Agreement. The options were granted on September 14, 2018.

9.	On September 17, 2018, the Company granted a total of 87,500 warrants to a consultant, exercisable at a price of $0.20 per share. The expire date of the warrants is September 17, 2021.

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

Product focus

Savicell conducted clinical work for tests specific to breast and lung cancers in multiple medical centers. We had encouraging early reviews of our breast cancer and lung cancer analyses albeit on relatively small sample sizes. Specifically, we distinguished between breast cancer patients and healthy donors, and lung cancer patients and healthy donors, with high sensitivity and specificity of greater than 95% in both cancers. In addition, we were able to show that there is a metabolic profile difference between other breast disease donors and breast cancer donors and between COPD (chronic obstructive pulmonary disease) donors and lung cancer donors.Based on this early potential, Savicell has decided to focus our resources on lung cancer as our lead product.

Savicell's lung cancer clinical study results were published in Cancer Immunology and Immunotherapy that validate the promise of Savicell’s Liquid ImmunoBiopsy™. The published study uses the Savicell Diagnostics, Ltd. platform to diagnose lung cancer, producing 91% sensitivity and 80% specificity in a 20-fold cross-validation. Diagnosis of Stage 1 lung cancer is as accurate as later stages.

Novel non-invasive early detection of lung cancer using liquid immunobiopsy metabolic activity profiles Adir, Y., Tirman, S., Abramovitch, S. et al. Cancer Immunol Immunother (2018). https://doi.org/10.1007/s00262 -018-2173-5 https://link.springer.com/article/10.1007%2Fs00262 -018-2173-5

Abstract

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

Savicell had a poster presentation on clinical results focused on early stage lung cancer at the European Respiratory Society International Congress in September 2018. Specifically, 328 subjects of which are 82 are early stages and 246 are healthy controls. 77% of the cancer patients were Stage1 and 33% were Stage 2. Test results were 92% sensitivity and 76% specificity using stratified 10-fold cross-validation. Negative predictive value was 0.97 and area under the ROC curve was 0.93.

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

Expenses

For the three and six months ended June 30, 2018 and 2017, we incurred the following general and administrative expenses:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
General and Administrative Expenses
Accounting Fees	7,500	7,500	15,000	15,000
Audit & Tax Fees	57,883	9,997	72,446	43,979
Bank Fees	229	112	365	375
Consulting Fees	91,652	95,011	203,803	186,663
Filing and Transfer Agent Fees	3,776	3,203	3,866	5,476
Legal Fees	6,379	7,679	10,044	18,811
Travel Expenses	3,668	2,868	7,335	4,998
Office and Miscellaneous Expense	-	13,631	2,970	21,981
Research and Development Expense	1,137,940	365,899	1,404,762	609,880
Marketing Expense	-	2,731	-	2,731
Payroll Expense	9,078	9,031	18,460	17,733
Rent Expense	960	954	1,944	2,171
Insurance Expense	1,297	13,575	14,514	22,742
	1,320,362	532,191	1,755,509	952,540

Six-Month Period Ended June 30, 2018

Our expenses increased by approximately 84% during the six months ended June 30, 2018 compared to the same period in 2017. This increase resulted primarily from (a) an increase in consulting expenses and a large increase in research and development expenses that related primarily to an increase in share-based compensation payable to employees engaged in the ongoing research and development activities ; (b) an increase in audit and tax expense recognized in the current fiscal quarter; and (c) mitigation of the expense increases due to (i) a reduction in legal fees; and (ii) a reduction in office and miscellaneous expenses as efforts were made to reduce the incurrence of non-core expenses.

Liquidity And Capital Resources

Working Capital

	June 30, 2018 $	December 31, 2017 $
Total Current Assets	187,853	255,654
Total Current Liabilities	1,020,006	860,489
Working Capital (Deficiency)	(832,153)	(604,835)

While our operations consumed slightly less cash in the first half of 2018 as compared to the corresponding 6 months in 2017, we had much higher stock based compensation expense due to the granting of additional stock options to employees and consultants. While we raised more financing dollars between debt and equity issuances in the first 6 months of 2018 compared to 2017, we relied on additional financing from current payables that had the effect of reducing our overall working capital. Overall we saw a reduction in our cash position relative to our most recent year end, December 31, 2017.

Given that we are incurring approximately $110,000 of monthly cash operating expenses, there is a need to raise additional financing in the short term as current cash balances are not sufficient to sustain our operations. Efforts are ongoing to secure additional convertible debt and equity financing and we are hopeful to realize such transactions imminently.

Recent Financings

On September 14, 2018, we granted a total of 105,000 stock options to a consultant. Such options are exercisable at US$0.20 per share for a period of 5 years subject to vesting provisions.

On September 12, 2018 we sold 2,300,000 shares of our common stock at a price of US$0.20 per share for gross proceeds of US$460,000 to seven non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On September 14, 2018, we granted a total of 150,000 stock options to an advisor. Such options are exercisable at US$0.20 per share for a period of 10 years subject to vesting provisions.

On September 17, 2018, we granted a total of 87,500 warrants to a consultant. Such warrants are exercisable at US$0.20 per share for a period of 3 years.

Cash Flows

	Six months ended	Six months ended
	June 30, 2018	June 30, 2017
	$	$
Net Cash (Used in) Operating Activities	(608,708)	(620,726)
Net Cash Provided by Financing Activities	545,145	413,500
Net Cash (Used in) Investing Activities	(625)	-

Cash (Used in) Operating Activities

The decrease in cash used in operating activities compared to the same period last year is due primarily to increased use of stock based compensation as well as a reduction in regular overhead expenses including legal fees and office and miscellaneous expense.

Cash Provided by Financing Activities

The increase in cash provided by financing activities compared to the same period last year results primarily from an increase in the issuance of convertible debt securities during the first half of 2018 that exceeded the quantum of equity financing raised during the corresponding period of 2017.

Cash Used in Investing Activities

There was $625 used in purchasing assets during the second quarter of 2018.

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

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at June 30, 2018, our company has accumulated deficit of $13,831,980 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next 12 months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. This evaluation was implemented under the supervision and with the participation of our Chief Executive Officer.

Based on this evaluation, management concluded that, as of June 30, 2018, our disclosure controls and procedures are not fully effective. The ineffectiveness of our disclosure controls and procedures was due to the existence of material weaknesses identified in our annual report on Form 10-K filed with the SEC on June 4, 2018. As we continue to grow we are adding additional personnel in key positions, including accounting, that will enable us to improve our overall control procedures.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not generated any revenue from operations since our incorporation. We expect that our operating expenses will increase over the next 12 months as we continue to ramp-up the scope of our business operations and work toward the commercialization of the Technology. We estimate our average monthly expenses over the next 12 months to be approximately $100,000 ($1,200,000 for the ensuing year), which includes the sum of (a) ongoing research and development expenses; (b) general and administrative expenses; and (c) capital asset acquisitions in furtherance of our product development initiatives. On June 30, 2018, we had cash and cash equivalents of $174,012. As of June 30, 2018, we had total current liabilities of $1,020,006. Accordingly, we currently have negative working capital of $832,153 with a significant portion of the current liabilities representing salary and consulting fees owing to management and consultants which have been forestalled. If we are unable to meet our financial obligations, we could be forced to restructure or refinance, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 14, 2018, we granted a total of 105,000 stock options to a consultant. Such options are exercisable at US$0.20 per share for a period of 5 years subject to vesting provisions.

On September 7, 2018 we sold 2,300,000 shares of our common stock at a price of US$0.20 per share for gross proceeds of US$460,000 to seven non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On September 12, 2018, we granted a total of 150,000 stock options to an advisor. Such options are exercisable at US$0.20 per share for a period of 10 years subject to vesting provisions.

On September 17, 2018, we granted a total of 87,500 warrants to a consultant. Such warrants are exercisable at US$0.20 per share for a period of 3 years.

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

10.6	Employment Agreement with Giora Davidovits dated September 1, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K filed September 19, 2012)
10.7	Form of Conversion and Participation Rights Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 1, 2012)
10.8	Employment Agreement with Eyal Davidovits dated October 30, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K filed November 5, 2012)
10.9	Form of Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.10	Form of Offshore Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)
10.11	Form of Canadian Debt Conversion Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed November 16, 2012)

Exhibit Number	Description
10.12	Form of Debt Conversion Option Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed April 22, 2015)
10.13	Form of Private Placement Subscription Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed April 22, 2015)
10.14	Form of Private Placement Subscription Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed June 2, 2015)
10.15	Shares for Debt Acknowledgement and Subscription Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed June 2, 2015)
10.16	Form of Private Placement Subscription Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed July 9, 2015)
10.17	Form of Board of Advisors Consulting Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed August 26, 2015)
10.18	Form of Stock Option Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed August 26, 2015)
10.19	Form of Convertible Note and Warrant Subscription Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed on April 13, 2018)
(21)	Subsidiaries
21.1	Savicell Diagnostic Ltd. our approximately 86.65% subsidiary incorporated in Israel
(31)	Rule 13a-14 Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Giora Davidovits
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Giora Davidovits
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

November 16, 2018