Form 10-Q
period 2018-09-30
ONLINE DISRUPTIVE TECHNOLOGIES, INC.
filed 2019-01-04
CIK 1498380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2018

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________ to ________

Commission File No. 000-54394

ONLINE DISRUPTIVE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-1404923
(State or other jurisdiction	(I.R.S. Employer
of incorporation or	Identification No.)
organization)

P.O. Box 1080, 10 Stevens Street, Andover, MA 01810-3572
(Address of principal executive offices) (zip code)

978-886-1071
(Registrant’s telephone number, including area code)

3120 S. Durango Drive, Suite 305, Las Vegas, Nevada 89117
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

Yes [ ]   No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of December 20, 2018, there were 122,878,912 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONLINE DISRUPTIVE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

 (U.S. DOLLARS)

(Unaudited)

Online Disruptive Technologies, Inc.
Condensed Interim Consolidated Balance Sheets
(U.S. Dollars)
(Unaudited)

	SEPTEMBER 30, 2018	December 31, 2017
	$	$
ASSETS

Current Assets
Cash and Cash Equivalents	305,038	232,247
Prepaid Expenses	10,860	7,247
VAT Receivable	15,935	16,160
Total Current Assets	331,833	255,654

Restricted Cash (Note 10)	22,057	23,091
Fixed Assets (Note 3)	38,841	47,135

Total Assets	392,731	325,880

LIABILITIES

Current Liabilities
Accounts Payable	878,730	705,693
Accrued Liabilities	207,793	154,796

Total Current Liabilities	1,086,523	860,489

Convertible Debentures (Note 5 & 6)	1,219,453	1,071,172
Convertible Loans (Note 7)	477,055	-
Total Liabilities	2,783,031	1,931,661

(DEFICIT)/EQUITY
Authorized:
20,000,000 Preferred Shares, par value $0.001
500,000,000 Common Shares, par value $0.001
Issued and outstanding:
Nil Preferred Shares
122,878,912 Common Shares (December 31, 2017: 119,163,408 Common Shares)	122,880	119,164
Shares Subscription Received	95,000	-
Additional Paid-in Capital	12,146,833	10,451,520
Accumulated Other Comprehensive Loss	(71,372)	(74,233)
Deficit	(14,367,846)	(12,046,656)
(Deficit)/Equity Attributable to Shareholders of the Company	(2,074,505)	(1,550,205)

Non-Controlling Interests	(315,795)	(55,576)
Total (Deficit)/Equity	(2,390,300)	(1,605,781)

Total Liabilities and (Deficit)/Equity	392,731	325,880

The accompanying notes are an integral part of these Condensed Interim Consolidated Financial Statements

Online Disruptive Technologies, Inc.
Consolidated Statements of Operations and Comprehensive
Loss
(U.S. Dollars)
(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September	September	September
	2018	30, 2017	30, 2018	30, 2017

General and Administrative Expenses	$	$	$	$
Accounting Fees	7,500	7,500	22,500	22,500
Audit & Tax Fees	10,019	13,532	82,465	57,511
Bank Fees	113	69	478	444
Consulting Fees	92,381	63,367	296,184	250,030
Filing and Transfer Agent Fees	2,618	3,590	6,484	9,066
Legal Fees	6,808	6,392	16,852	25,203
Travel Expenses	1,286	7,672	8,621	12,670
Office and Miscellaneous Expense	14,448	1,355	17,418	23,336
Research and Development Expense (Note 2(l), Note 4)	449,188	331,144	1,853,950	941,024
Marketing Expense	-	26	-	2,757
Payroll Expense	8,852	9,126	27,312	26,859
Rent Expense	1,081	647	3,025	2,818
Insurance Expense	10,823	30,226	25,337	52,968
	605,117	474,646	2,360,626	1,427,186
Other Expense
Fair Value through Profit and Loss on Loan	25,698	-	42,976	-
Interest Accretion	5,535	90,448	154,097	230,630
Interest Expense	23,602	697	23,704	821
Foreign Currency (Gain) Loss	(65,713)	6,887	6	(29,562)
Net Loss for the period	(594,239)	(572,678)	(2,581,409)	(1,629,075)
Other Comprehensive Income
Currency Translation Adjustments	(53,665)	2,665	2,861	(16,281)
Comprehensive Loss for the period	(647,904)	(570,013)	(2,578,548)	(1,645,356)
Net Loss attributable to:
Common Stockholders	(535,865)	(519,808)	(2,321,190)	(1,488,819)
Non-Controlling Interests	(58,374)	(52,870)	(260,219)	(140,256)
	(594,239)	(572,678)	(2,581,409)	(1,629,075)
Net Comprehensive Loss Attributable to:
Common Stockholders	(582,592)	(517,308)	(2,318,618)	(1,503,698)
Non-Controlling Interests	(65,312)	(52,705)	(259,930)	(141,658)
	(647,904)	(570,013)	(2,578,548)	(1,645,356)

Basic and Diluted Net Loss per Common Share	(0.00)	(0.00)	(0.02)	(0.02)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	121,619,939	117,779,821	120,136,973	116,330,478

The accompanying notes are an integral part of the Condensed Interim Consolidated Financial Statements

Online Disruptive Technologies, Inc.
Condensed Interim Consolidated Statements of Cash Flows
(U.S. Dollars)
(Unaudited)

	Nine months	Nine months
	ended September	ended September
	30, 2018	30, 2017
	(Unaudited)	(Unaudited)
Cash flow from Operating Activities	$	$
Net loss for the period	(2,581,409)	(1,629,075)
Adjustment for items not involving cash:
Stock-based compensation	1,184,096	145,183
Foreign exchange gain/loss	6	(29,562)
Fair value through profit/loss on loan	42,976	-
Depreciation – fixed assets (Note 3)	11,241	10,569
Interest accretion	154,097	230,630
Changes in non-cash working capital items:
Increase/Decrease in VAT receivable	(508)	9,066
Decrease in prepaid expense	12,372	-
Increase in accounts payable and accrued liabilities	237,904	408,134
Net cash used in operating activities	(939,225)	(855,055)
Cash flow from financing activities
Convertible loan	537,000	-
Share subscription received	-	535,000
Issuance of common stock	476,145	-
Net cash provided by financing activities	1,013,145	535,000
Cash flow from investing activities
Cash utilized in purchase of assets	(5,152)	-
Net cash provided by (used in) investing activities	(5,152)	-

Effects of exchange rate changes on cash and cash equivalents	4,023	(20,321)

Net increase (decrease) in cash and cash equivalents	72,791	(340,376)
Cash and cash equivalents, beginning of period	232,247	452,376
Cash and cash equivalents, end of period	305,038	112,000
Supplementary Information
Interest Paid	-	-
Income Taxes Paid	-	-

The accompanying notes are an integral part of these Condensed Interim Consolidated Financial Statements

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
September 30, 2018
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

These consolidated financial statements have been prepared with the ongoing assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficiency of $754,690 as at September 30, 2018 (December 31, 2017 – $604,835) and an accumulated deficit of $14,367,846. Furthermore, additional future losses are anticipated which raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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
September 30, 2018
(Unaudited)

Note 2 - Significant Accounting Policies

a)	Basis of Presentation

These consolidated financial statements have been prepared for interim financial reporting in conformity with generally accepted accounting principles in the United States of America (“US GAAP”), and are expressed in United States dollars, unless otherwise noted. All adjustments considered necessary for a fair presentation of financial position as at September 30, 2018, and results of operations and cash flows for the nine month period ended September 30, 2018 have been included. The results of operations for the nine month period ended September 30, 2018 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in our 2017 Annual Report on Form 10-K.

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

Cash and cash equivalents consist entirely of readily available cash balances. There were no cash equivalents as of September 30, 2018 and December 31, 2017.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2018
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

g)	Stock for Services

The Company periodically issues common stock, warrants and common stock options to consultants for various services. Costs of these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete.

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At September 30, 2018, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2018
(Unaudited)

Note 2 - Significant Accounting Policies (Continued)

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

Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Stock options are considered to be common stock equivalents and were not included in the net loss per share calculation for the nine months ended September 30, 2018 and 2017 because the inclusion of such underlying shares would have had an anti-dilutive effect.

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

As at September 30, 2018, the fair value of cash and cash equivalents was measured using Level 1 inputs, and the fair value of convertible debentures was measured using Level 2 inputs.

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2018
(Unaudited)

Note 2 - Significant Accounting Policies (Continued)

l)	Research and Development Expenses

In the nine months ended September 30, 2018, all research and development costs are charged to expense as incurred. The majority of these costs are in-house expenses related to consulting fees, materials, salaries of employees working on the R&D projects, rent and legal expenses related to patents. A breakdown of the R&D costs is as follows:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Research and Development Expenses	$	$	$	$
Consulting fees	5,169	22,905	20,069	81,095
Legal fees	4,686	9,241	12,993	31,571
Office and Miscellaneous Expense	3,444	7,769	10,390	17,705
Payroll expense	191,187	164,161	578,825	525,275
R&D materials and supplies	4,022	65,384	20,348	107,988
Rent	9,732	5,827	27,229	25,362
Share-based compensation	230,948	55,791	1,184,096	145,183
Insurance	-	66	-	6,845
Total	449,188	331,144	1,853,950	941,024

Savicell’s financing commitment related to the License and Research Funding Agreement (as defined in Note 4 below) entered into with Ramot at Tel Aviv University was completely fulfilled by December 31, 2015.

m)	Fixed Assets

The depreciation rates applicable to each category of fixed assets are as follows:

Class of Properties	Depreciation Rate
Furniture and Fixtures	15-year; straight-line basis
Computer Equipment	3 to 4-year; straight-line basis
Lab Equipment	3 to 15-year; straight-line basis

n)	Convertible Debentures

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

The Company evaluates any modifications to its debt in accordance with the applicable guidance in ASC 470-50, Debt-Modifications and Extinguishments. If the debt instruments are substantially modified, the modification is accounted for in the same manner as a debt extinguishment (i.e., a major modification) and the fees paid are recognized as an expense at the time of the modification. Otherwise, such fees are deferred and amortized as an adjustment of interest expense over the remaining term of the modified debt instrument using the interest method.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2018
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

On November 17, 2016, the FASB issued ASU 2016-18, Restricted Cash. Entities will be required to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 has been effective for use for fiscal years beginning after December 15, 2017, with early adoption permitted. Entities are required to use a modified retrospective transition method for restricted cash. The Company has adopted the methodologies prescribed by this ASU by the date required and there is no material impact on the Company’s consolidated financial statements.

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
September 30, 2018
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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2018
(Unaudited)

Note 3 – Fixed Assets

As of September 30, 2018, the fixed assets balance on the consolidated financial statement consist of the following:

	Furniture and	Computer
Cost:	Fixtures	Equipment	Lab Equipment	Total
December 31, 2016	$3,496	$26,489	$44,432	$74,417
Exchange difference	375	2,836	4,759	7,970
December 31, 2017	$3,871	$29,325	$49,191	$82,387
Additions	-	5,152	-	5,152
Exchange difference	(173)	(1,408)	(2,203)	(3,784)
September 30, 2018	$3,698	$33,069	$46,988	$83,755

	Furniture and	Computer	Lab
Depreciation:	Fixtures	Equipment	Equipment	Total
December 31, 2016	$405	$10,645	$7,923	$18,973
Additions	424	7,446	5,887	13,757
Exchange difference	58	1,406	1,058	2,522
December 31, 2017	$887	$19,497	$14,868	$35,252
Additions	420	4,998	5,823	11,241
Exchange difference	(40)	(873)	(666)	(1,579)
September 30, 2018	$1,267	$23,622	$20,025	$44,914

	Furniture and	Computer
Net Book Value:	Fixtures	Equipment	Lab Equipment	Total
December 31, 2017	$2,984	$9,828	$34,323	$47,135
September 30, 2018	$2,431	$9,447	$26,963	$38,841

The Company recorded depreciation in R&D materials and supplies in Research and Development expenses as disclosed in Note 2 (l)).

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2018
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

During the nine months ended September 30, 2018, Savicell incurred research and development expenses of $1,853,950 (September 30, 2017 - $941,024) which were included in the consolidated statements of operations and comprehensive loss.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2018
(Unaudited)

Note 5 – Related Party Transactions

The Company completed the following related party transactions:

During the nine months period ended September 30, 2018, the Company incurred consulting fees and salaries of $364,132 (for the nine months ended September 30, 2017 - $361,202) payable to its directors and officers, recorded in consulting fees and research and development expense. The Company incurred consulting fees payable to a company controlled by a former director/officer of $81,000 (for the nine months ended September 30, 2017 - $81,000), recorded in consulting fees.

As at September 30, 2018, included in accounts payable and accrued liabilities are amounts of $177,429 (December 31, 2017 – $102,214) that was payable to a company controlled by a former director/officer of the Company and $792,392 (December 31, 2017 – $426,648) that was payable to current officers or directors of the Company.

As at September 30, 2018, included in convertible debentures are amounts of $1,219,453 (December 31, 2017 - $1,071,172) that was entered into with two directors, one consultant, and one key management personnel of the Company (Note 6).

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

The Company evaluated these convertible debentures for derivatives and determined that they do not qualify for derivative treatment. The Company then evaluated the debenture for beneficial conversion features and determined that the convertible loan issued on April 15, 2015 does contain beneficial conversion features. The aggregate intrinsic value of the beneficial conversion features was determined to be $852,418. This amount was recorded as a debt discount on April 15, 2015 that is being amortized over the life of the debenture at effective interest rate of 77%. Total debt discount accumulated amortization as at September 30, 2018 was $852,418 (December 31, 2017 – $705,657).

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2018
(Unaudited)

Note 6 – Convertible Debentures (Continued)

	December 31, 2017	Additions	September 30, 2018

Giora Davidovits	$510,416	-	$510,416
Eyal Davidovits	243,825	-	243,825
Irit Arbel	225,822	-	225,822
Robbie Manis	233,334
		-	233,334
Total	$1,213,397	-	$1,213,397

	December 31, 2017	Additions	September 30, 2018

Convertible debentures	$1,213,397	-	$1,213,397
Convertible discount	(852,418)	-	(852,418)
Net convertible debentures	360,979	-	360,979
Interest accretion	705,657	146,761	852,418
Exchange difference	4,536	1,520	6,056
Balance	$1,071,172	$148,281	$1,219,453

Note 7 – Convertible Loans

On March 8, 2018, the Company issued one convertible loan in the face amount of $350,000 to two current shareholders. The convertible loan matures after two years and bears interest at a rate of 10% per annum. The convertible loan may be converted common shares of the Company at the earlier of (a) fifteen days after the maturity date and (b) the date the Company raises gross proceeds of $5,000,000 through private placements or files a registration statement with the Securities and Exchange Commission in the United States. The conversion price is $0.20 per share or such lesser price that the Company may issue additional shares to third parties, and, on conversion or repayment of the convertible loan, the Company will issue warrants in a number that is equal to the amount of the Loan divided by the conversion price, exercisable at the funding price. The convertible loan contains multiple embedded derivatives and accordingly the Company has elected to use the fair value option to measure the entire hybrid instrument at fair value at each reporting period, with changes in fair value recognized in profit and loss. The fair value of the loan at September 30, 2018 has been determined to be $392,976.

During the quarter ended September 30, 2018, the Company issued four convertible loans in the aggregate amount of $187,000 to four individual lenders. The debentures are interest bearing and have a term to maturity of two years. The loans are convertible into common shares of the Company at the lower of per share and the price of a future financing initiative. Moreover, warrants will be granted to the lenders upon the earlier of repayment of the loans or conversion thereof, in a number that is equal to the amount of the convertible loans divided by the conversion price, exercisable at the funding price. The fair value of the loans at September 30, 2018 has been determined to be $84,079. The Company evaluated these convertible loans for derivatives and determined that they do not qualify for derivative treatment. The Company then evaluated the loans for beneficial conversion features and determined that the convertible loans issued do contain beneficial conversion features. The aggregate intrinsic value of the beneficial conversion $0.20 features was determined to be $110,258. This amount was recorded as a debt discount on the issuance dates of the loans and is being amortized over the lives of the loans at effective interest rate of 28%. Total debt discount accumulated amortization as at September 30, 2018 was $7,336 (December 31, 2017 - $nil).

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2018
(Unaudited)

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2018
(Unaudited)

Note 8 – Equity (Continued)

Common Shares (continued)

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

On May 18, 2018, the Company issued 117,660 shares at $0.20 per share for an aggregate amount of $23,532 in lieu of consulting services rendered up to June 30, 2018 and for future consulting services to be rendered up to December 31, 2018.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2018
(Unaudited)

Note 8 – Equity (Continued)

Common Shares (continued)

On August 1, 2018, the Company issued an aggregate of 2,300,000 units at a price of $0.20 per unit for gross proceeds of $460,000. Each unit is comprised of one common share of the Company and one non-transferable common share purchase warrant with each warrant being exercisable into one additional share at an exercise price of $0.20 per warrant share for a period of two years after the closing of the financing.

On August 22, 2018, the Company issued 16,665 common shares at $0.20 per share for total proceeds of $3,333 for stock options that were exercised in the quarter ended June 30, 2018.

On August 23, 2018, stock options previously granted by the Company were exercised resulting in the issuance of 800,000 common shares at $0.01 per share for total proceeds of $8,000.

As at September 30, 2018, the Company has 122,878,912 common shares (December 31, 2017 – 119,163,408) issued and outstanding.

Warrants

A summary of warrants as at September 30, 2018 and December 31, 2017 is as follows:

	Warrant Outstanding

		Weighted Average
	Number of warrant	Exercise Price
Balance, December 31, 2017	1,693,750	$0.20
Issued	2,387,500	0.20
Balance, September 30, 2018	4,081,250	$0.20

Number	Exercise	Expiry	Remaining
Outstanding	Price	Date	Life
1,693,750	$0.20	April 3, 2019	0.51
750,000	$0.20	July 31, 2020	1.84
1,550,000	$0.20	August 21, 2020	1.89
87,500	$0.20	September 17, 2021	2.97
4,081,250

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2018
(Unaudited)

Note 8 – Equity (Continued)

Stock Options

In August 2015, the Company granted a total of 1,730,000 stock options to four advisors of the Company. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for six-seven years. One third of the options will vest at end of each completed year for which the consultant provides the services. The options were valued based on the Black Scholes model. For nine months ended September 30, 2018, the Company recorded stock based compensation of $8,547 (2017: $36,184) for such options.

On September 1, 2015 the Company granted a total of 150,000 stock options to two employees. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest at the grant date of each of September 1, 2015, September 1, 2016 and September 1, 2017 that the employee remains an employee of the Company or its subsidiaries. As of June 30, 2017, one of these employees is no longer with the Company and as such 75,000 options has expired. The options were valued based on the Black Scholes model. As of September 30, 2018, the Company has fully recorded the stock based compensation for such options.

On November 22, 2015 the Company granted a total of 50,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest at the grant date of each of November 22, 2016, November 22, 2017 and November 22, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2018, the Company recorded stock based compensation of $663 (2017: $2,038) for such options.

On December 1, 2015 the Company granted a total of 125,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest at the grant date of each of December 1, 2016, December 1, 2017 and December 1, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2018, the Company recorded stock based compensation of $1,619 (2017: $5,144) for such options.

On December 6, 2015 the Company granted a total of 100,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest at the grant date of each of December 6, 2016, December 6, 2017 and December 6, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2018, the Company recorded stock based compensation of $1,332 (2017: 4,267) for such options.

On February 15, 2016 the Company granted a total of 50,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. During the quarter ended March 31, 2018, 16,665 options were exercised at $0.20 per share resulting in total proceeds of $3,333. The remainder options 33,335 were cancelled and no stock based compensation was recorded for the quarter.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2018
(Unaudited)

Note 8 – Equity (Continued)

Stock Options (continued)

On March 7, 2016 the Company granted a total of 75,000 stock options to two employees. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2018, the Company recorded stock based compensation of $811 (2017: $2,744) for such options.

On May 5, 2016 the Company granted a total of 150,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for ten years. 30,000 options vest immediately. One third of the remaining options will vest on each of the first, second and third anniversaries of the date of grant provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2018 the Company recorded stock based compensation of $1,701 (2017: $7,216) for such options.

On June 6, 2016 the Company granted a total of 800,000 stock options to a consultant. The stock options are exercisable at the exercise price of $0.20 per share and may be exercised for five years. 480,000 of the options so granted will vest as to one quarter of such options at the end of each completed year that the consultant provides the services. The remaining 320,000 options will be fully vested when the consultant has completed the provision of a minimum of 600 blood samples of lung cancer and control patients during the 4 years following June 6, 2016. One twelfth of these options will vest upon each 50 blood samples having been delivered by the consultant to the Company. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2018, the Company recorded stock based compensation of $20,268 (2017: $22,870) for such options.

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

On May 31, 2017, the Company granted a total of 875,000 stock options to six employees. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant, namely May 31, 2018, May 31, 2019 and May 31, 2020 provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2018 the Company recorded stock based compensation of $41,755 (2017: $43,283) for such options.

On July 2, 2017, the Company granted a total of 150,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on the date of grant, namely July 2, 2018, July 2, 2019 and July 2, 2020 provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2018 the Company recorded stock based compensation of $7,705 (2017: $6,269) for such options.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2018
(Unaudited)

Note 8 – Equity (Continued)

Stock Options (continued)

On July 12, 2017, the Company granted a total of 260,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for ten years. 50,000 options vested on grant date. Off the remaining 210,000, one third of the options will vest on the date of grant, namely July 12, 2018, July 12, 2019 and July 12, 2020 provided the employee remains a consultant of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2018, the Company recorded stock based compensation of $10,662 (2017: $18,818) for such options.

On February 13, 2018, the Company granted a total of 231,250 stock options to a consultant. The stock options vest immediately and are exercisable at an exercise price of $0.20 per share and may be exercised over five years. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2018, the Company recorded stock based compensation of $26,422 for such options.

On June 22, 2018, the Company granted a total of 4,100,000 stock options to a group of employees. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant, namely June 22, 2019, June 22, 2020 and June 22, 2021 provided the employees remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2018, the Company recorded stock based compensation of $95,589 for such options.

On June 22, 2018, the Company granted a total of 1,500,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One quarter of the options will vest immediately. The remaining 1,125,000 options will vest in equal amounts on each of June 22, 2019, June 22, 2020 and June 22, 2021 provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2018, the Company recorded stock based compensation of $78,476 for such options.

On June 22, 2018, the Company granted a total of 200,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of June 22, 2019, June 22, 2020 and June 22, 2021. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2018, the Company recorded stock based compensation of $4,544 for such options.

On June 22, 2018, the Company granted a total of 4,000,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One quarter of the options vest on the date of grant, and a further quarter will vest on each of June 22, 2019, June 22, 2020 and June 22, 2021.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2018
(Unaudited)

Note 8 – Equity (Continued)

Stock Options (continued)

The options were valued based on the Black Scholes model. For the nine months ended September 30, 2018, the Company recorded stock based compensation of $207,432 for such options.

On June 22, 2018, the Company granted a total of 4,600,000 stock options to a group of employees, consultants and directors. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. The options vest immediately on grant date. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2018, the Company recorded stock based compensation of $640,896 for such options.

On July 18, 2018, the Company granted a total of 360,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for ten years. 150,000 of the options vest on the date of grant, and one third of the options will vest at the end of each year of service as at July 18, 2019, 2020 and 2021. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2018, the Company recorded stock based compensation of $29,662 for such options.

On September 12, 2018, the Company granted a total of 150,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for ten years. 30,000 of the options vest on the date of grant, and 40,000 of the options will vest at the end of each year of service as at September 12, 2019, 2020 and 2021. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2018, the Company recorded stock based compensation of $5,696 for such options.

On September 14, 2018, the Company granted a total of 105,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.20 per share and expired on April 25, 2023. 15,000 options vested at the end of each 7 months of services. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2018, the Company recorded stock based compensation of $317 for such options.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2018
(Unaudited)

Note 8 – Equity (Continued)

Stock Options (continued)

	Number of Options	Weighted	Expire date
		Average Exercise
		Price
Balance, December 31, 2016	17,345,896	$0.05
Granted, on May 31, 2017	875,000	0.20	May 31, 2024
Expired, July 1, 2017	(75,000)	0.20	July 1, 2017
Granted, on July 2, 2017	150,000	0.20	July 2, 2024
Granted, on July 12th, 2017	260,000	0.20	July 12, 2027
Exercised, on September 25, 2017	(150,000)	0.01	September 25, 2017
Balance, December 31, 2017	18,405,896	$0.04
Granted, on February 13, 2018	231,250	0.20	February 13, 2023
EExercised, on January 28, 2018	(16,665)	0.20
Cancelled, on January 28, 2018	(33,335)	0.20
Expired, on September 28, 2018	(25,000)	0.20
Granted, on June 22, 2018	14,400,000	0.20	June 22, 2025
Exercised, on March 20, 2018	(481,179)	0.01
Exercised, on August 14, 2018	(800,000)	0.01
Granted, on July 18, 2018	360,000	0.20	July 18, 2028
Granted, on September 12, 2018	150,000	0.20	September 12, 2028
Granted, on September 14, 2018	105,000	0.20	April 25, 2023
Balance, September 30, 2018	32,295,967	$0.12

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2018
(Unaudited)

Note 8 – Equity (Continued)

Stock Options (continued)

	Outstanding September 30, 2018			Exercisable as at September 30, 2018
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
Exercise	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Price	Options	Price	Life (years)	Options	Price	Life (years)
$ 0.01	9,750,000	$0.01	3.92	9,750,000	$0.01	3.92
0.01	1,924,717	0.01	2.12	1,924,717	0.01	2.12
0.01	500,000	0.01	0.25	500,000	0.01	0.25
0.20	150,000	0.20	1.56	150,000	0.20	1.56
0.20	120,000	0.20	2.90	120,000	0.20	2.90
0.20	1,610,000	0.20	3.85	1,610,000	0.20	3.85
0.20	75,000	0.20	3.92	75,000	0.20	3.92
0.20	50,000	0.20	4.15	33,334	0.20	4.15
0.20	125,000	0.20	4.17	83,334	0.20	4.17
0.20	100,000	0.20	4.19	66,666	0.20	4.19
0.20	75,000	0.20	4.44	50,000	0.20	4.44
0.20	150,000	0.20	7.60	110,000	0.20	7.60
0.20	800,000	0.20	2.68	506,670	0.20	2.68
0.20	360,000	0.20	5.09	360,000	0.20	5.09
0.20	850,000	0.20	5.67	283,333	0.20	5.67
0.20	150,000	0.20	5.76	50,000	0.20	5.76
0.20	260,000	0.20	8.79	120,000	0.20	8.79
0.20	231,250	0.20	4.38	231,250	0.20	4.38
0.20	4,100,000	0.20	6.73	-	-	6.73
0.20	1,500,000	0.20	6.73	375,000	0.20	6.73
0.20	200,000	0.20	6.73	-	-	6.73
0.20	4,000,000	0.20	6.73	1,000,000	0.20	6.73
0.20	4,600,000	0.20	6.73	4,600,000	0.20	6.73
0.20	360,000	0.20	9.81	150,000	0.20	9.81
0.20	105,000	0.20	4.57	-	0.20	4.57
0.20	150,000	0.20	9.96	30,000	0.20	9.96
	32,295,967	$0.12	5.19	22,179,304	$0.09	4.53

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2018
(Unaudited)

Note 8 – Equity (Continued)

Stock Options (continued)

The fair value of each option grant is calculated using the following assumptions:

	2018	2017
Expected life – year	5-10	7-10
Interest rate	1.53% - 2.86%	1.60-2.40%
Volatility	65.68% - 94.22%	73.01-90.69%
Dividend yield	--%	--%
Forfeiture rate	--%	--

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

During the year ended December 31, 2016, Savicell investors exchanged 1,132 Savicell shares for 12,026,654 of ODT common shares with ODT receiving the Savicell shares so exchanged. As at December 31, 2016, Savicell received $1,786,656 from ODT and issued 1,051 shares to ODT in return. Following these share issuances, the Company, the Warrant holder and the Savicell investors held underlying interests in the equity of Savicell of 86.65%, 11.72% and

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2018
(Unaudited)

Note 8 – Equity (Continued)

Non-Controlling Interests (continued)

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

As at September 30, 2018, The Company, the Warrant holder and the Savicell investors held underlying interests in the equity of Savicell of 86.65%, 11.42% and 1.93%, respectively (December 31, 2017 - 86.65%, 11.42% and 1.93%) .

Savicell’s Common Shares

	Number	Amount
	of Shares

Balance, December 31, 2015	14,012	$3,819,454
Shares issued to settle inter-company debts	1,051	1,786,656

Balance, December 31, 2016	15,063	5,606,110
Shares issued to settle inter-company debts	387	658,711

Balance, September 30, 2018 and December 31, 2017	15,450	6,264,821

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

	September 30, 2018	December 31, 2017

Anti-dilutive options	22,179,304	18,405,896

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2018
(Unaudited)

Note 10 – Commitments and Guarantees

The Company was not a guarantor to any parties as at September 30, 2018.

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

3.

On July 20, 2015, the Company signed an operating lease agreement to lease offices for a period ending July 31, 2018 with an option to renew the lease for an additional period of 2 years. On August 3, 2018, the lease was renewed for an additional two years. The monthly lease expense is $3,372 (NIS 12,121). Future minimum lease commitment under the operating lease agreement is approximately $23,604 (NIS 84,847). The Company pledged a bank deposit which is used as a bank guarantee at an amount of $13,760 (NIS 50,000) to secure its payments under the lease agreement. The Company pledged a bank deposit which is used as a bank guarantee at an amount of $8,297 (NIS 30,146) to secure its compliance with obligations.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2018
(Unaudited)

Note 10 – Commitments and Guarantees (Continued)

The minimum future payments for the above commitments are as follows:

Consulting fee and
Year	Salaries	Office rent	Total

2018	$85,045	$10,335	$95,380
2019	370,180	41,340	411,520
2020	370,180	24,115	394,295
2021	370,180	-	370,180
2022	246,787	-	246,787
Total	$1,442,372	$75,790	$1,518,162

Note 11 – Geographic Information

The Company’s head office is located in the United States (“US”). The operations of the Company are primarily in two geographic areas: the US and Israel. A summary of geographical information for the Company’s net loss is as follows:

	Nine Months Ended September 30,
Net Loss	2018	2017
US	$631,663	$611,226
Israel	1,949,746	1,017,849
Consolidated	$2,581,409	$1,629,075

Note 12 – Subsequent Event

On November 22, 2018, we granted a total of 250,000 stock options to a consultant. Such options are exercisable at US$0.20 per share for a period of 7 years and vest immediately.

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

Cohort - frequency of various histological types of lung cancer

NSCLC - adenocarcinoma
58%
10%
SCLC
6%
Other lung cancer
18%
8%
NSCLC - other
NSCLC - squamos cell carcinoma

Cohort - lung cancer stage distribution

Stage
4
28%
3
25%
Other
5%
0
2%
2
8%
32%
1
0
1
2
3
4
Other
2
32
8
25
28
5
0
5
10
15
20
25
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

Donor histogram
Number of donors
Healthy
Lung-Cancer
25
20
15
10
5
0
−10 −9 −8 −7 −6 −5 −4 −3 −2 −1 0 1 2 3 4 5 6 7 8 9 10

The model/algorithm produced an almost complete separation between the populations of lung cancer and normal donors (Healthy), with sensitivity of 100% and specificity of 98%

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
Sensitivity
1 − Specificity
0.0
0.1
0.2
0.3
0.4
0.5
0.6
0.7
0.8
0.9
1.0

AUC of 0.91.
Further testing the predictive robustness, a 10-fold and 5-fold CV resulted in AUCs of 0.91 and 0.86 respectively.

Results – Cross Validation (CV)

Correct lung cancer prediction by stage
Early
Late
p=0.74
90.6%
100.0%
88.0%
92.9%
Number of subjects
Stage
1
2
3
4
Total
Correct

Equally strong in predicting late and early stages.

Correct prediction by medical condition
p=0.69
p=0.92
80.7%
76.5%
91.1%
90.5%
Number of subjects
Control Healthy
Control COPD
Lung cancer
Lung cancer COPD
Total
Correct

Not affected by the presence of chronic lung comorbidities.

Correct prediction by smoking status
p=0.48
Number of subjects
Control
Control
Lung cancer
Lung cancer
Smokers
Smokers
Total
Correct

Not affected by the subject's smoking habits.

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

Expenses

For the three and nine months ended September 30, 2018 and 2017, we incurred the following general and administrative expenses:

	Three months	Three months	Nine months	Nine months ended
	ended September	ended September	ended September	September 30,
	30, 2018	30, 2017	30, 2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
General and Administrative Expenses
Accounting Fees	7,500	7,500	22,500	22,500
Audit & Tax Fees	10,019	13,532	82,465	57,511
Bank Fees	113	69	478	444
Consulting Fees	92,381	63,367	296,184	250,030
Filing and Transfer Agent Fees	2,618	3,590	6,484	9,066
Legal Fees	6,808	6,392	16,852	25,203
Travel Expenses	1,286	7,672	8,621	12,670
Office and Miscellaneous Expense	14,448	1,355	17,417	23,336
Research and Development Expense (Note 2(l), Note 4)	449,188	331,144	1,853,950	941,024
Marketing Expense	-	26	-	2,757
Payroll Expense	8,852	9,126	27,312	26,859
Rent Expense	1,081	647	3,025	2,818
Insurance Expense	10,823	30,226	25,337	52,968
	(605,117)	(474,646)	(2,360,626)	(1,427,186)

Nine-Month Period Ended September 30, 2018

Our expenses increased by approximately 66% during the nine months ended September 30, 2018 compared to the same period in 2017. This increase resulted primarily from (a) an increase in consulting expenses and a large increase in research and development expenses that related primarily to an increase in share-based compensation payable to employees and consultants engaged in the ongoing research and development as well as corporate activities ; (b) an increase in audit and tax expense recognized in the current fiscal quarter; and (c) mitigation of the expense increases due to (i) a reduction in legal fees; and (ii) a reduction in insurance expense recognized during the relevant periods; and (iii) small reductions in office and miscellaneous expenses as well as travel expenses.

Liquidity And Capital Resources

Working Capital

	September 30, 2018 $	September 30, 2017 $
Total Current Assets	331,833	255,654
Total Current Liabilities	1,086,523	860,489
Working Capital (Deficiency)	(754,670)	(604,835)

While our operations consumed slightly more cash in the first 9 months of 2018 as compared to the corresponding 9 months in 2017, we had much higher stock based compensation expense due to the granting of additional stock options to employees and consultants. While we raised more financing dollars between debt and equity issuances in the first 9 months of 2018 compared to 2017, we relied on additional financing from current payables that had the effect of increasing our overall working capital deficit. Overall we saw an increase in our cash position relative to our most recent year end, December 31, 2017 of about $73,000.

Given that we are incurring approximately $110,000 of monthly cash operating expenses, there is a need to raise additional financing in the short term as current cash balances are not sufficient to sustain our operations. Efforts are ongoing to secure additional convertible debt and equity financing and we are hopeful to realize such transactions imminently.

Recent Financings

On November 22, 2018, we granted a total of 250,000 stock options to a consultant. Such options are exercisable at US$0.20 per share for a period of 7 years and vest immediately.

Cash Flows

		Nine months
	Nine months ended	ended September
	September 30, 2018	30, 2017
	$	$
Net Cash (Used in) Operating Activities	(939,225)	(914,800)
Net Cash Provided by Financing Activities	1,013,145	535,500
Net Cash (Used in) Investing Activities	(5,152)	-

Cash (Used in) Operating Activities

The increase in cash used in operating activities compared to the same period last year is due primarily to increased audit and tax cost and increased research and development expenses.

Cash Provided by Financing Activities

The increase in cash provided by financing activities compared to the same period last year results primarily from an increase in the issuance of convertible debt securities as well as common shares, which increase was offset by the decrease in share subscriptions received.

Cash Used in Investing Activities

There was $5,152 used in purchasing assets during the third quarter of 2018.

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

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at September 30, 2018, our company has accumulated deficit of $14,367,846 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next 12 months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. This evaluation was implemented under the supervision and with the participation of our Chief Executive Officer.

Based on this evaluation, management concluded that, as of September 30, 2018, our disclosure controls and procedures are not fully effective. The ineffectiveness of our disclosure controls and procedures was due to the existence of material weaknesses identified in our annual report on Form 10-K filed with the SEC on June 4, 2018. As we continue to grow we are adding additional personnel in key positions, including accounting, that will enable us to improve our overall control procedures.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not generated any revenue from operations since our incorporation. We expect that our operating expenses will increase over the next 12 months as we continue to ramp-up the scope of our business operations and work toward the commercialization of the Technology. We estimate our average monthly expenses over the next 12 months to be approximately $110,000 ($1,320,000 for the ensuing year), which includes the sum of (a) ongoing research and development expenses; (b) general and administrative expenses; and (c) capital asset acquisitions in furtherance of our product development initiatives. On September 30, 2018, we had cash and cash equivalents of $305,038. As of September 30, 2018, we had total current liabilities of $1,086,523. Accordingly, we currently have negative working capital of $754,670 with a significant portion of the current liabilities representing salary and consulting fees owing to management and consultants which have been forestalled. If we are unable to meet our financial obligations, we could be forced to restructure or refinance, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms.

We need to raise additional funds in the future which may not be available on acceptable terms or at all.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 22, 2018, we granted a total of 250,000 stock options to a consultant. Such options are exercisable at US$0.20 per share for a period of 7 years and vest immediately.

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

January 3, 2019