Form 10-K
period 2018-12-31
ONLINE DISRUPTIVE TECHNOLOGIES, INC.
filed 2019-04-03
CIK 1498380

i

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Registrant’s telephone number, including area code: 978-886-1071

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

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $15,707,770.80, based on 78,538,854 shares of common stock held by non-affiliates and last sale on June 30, 2018 being $0.20 per share. (June 30, 2018 total shares outstanding as at that date)

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
125,865,122 shares of common stock as at April 1, 2019.

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

Savicell

Savicell Liquid ImmunoBiopsy™ platform measures non-invasively the metabolic state of the immune system, acting as a diagnostic to link this to a disease state.

This field of “immunometabolism” is rapidly emerging as a focus of the pharmaceutical industry, given that a normal metabolic state of the immune system is linked to its ability to combat infectious disease and cancer. There are growing publications linking the the spectrum of immune system metabolic states as a basis for categorising human disease1. Despite several emerging companies in this new field focusing on therapeutic approaches to immunometabolism, Savicell is at the forefront as the only company currently focused on developing diagnostics in this new space.

The Savicell platform is a non-invasive blood test designed for the early detection of disease, falling within the Liquid Biopsy market. Savicell has developed its core competence in advanced data analytics, building and training algorithms on libraries of patient samples to create a platform with applications for cancer, autoimmune diseases, and infectious diseases. The Company’s initial focus is on early diagnosis of cancer, specifically lung cancer, where the company has peer review published2 the promising results of its initial 200 subject study which yielded 91% sensitivity and 80% specificity in a 20-fold cross-validation. Beyond detection, the Company sees additional applications of the platform in drug response monitoring for therapies that impact immune response. Immunotherapy, both for treating cancer and autoimmune diseases, is an example of an area where metabolic shift profiles could indicate effective response to drug treatment.

Initially, Savicell is focused on the multibillion-dollar cancer diagnosis market. Savicell deploys Well-Shield™ technology, a Liquid ImmunoBiopsy™ diagnostic platform. In contrast to existing liquid biopsy technologies that evaluate secretions of cancer cells, Well-Shield’s ImmunoBiopsy platform derives data directly from the immune system, which the Company believes will provide earlier detection than that available from existing approaches looking for cancer secretion.

Disease intrusion and cell malformation, including cancer, are first detected by the immune system, which energizes to rid the body of the malignancy. The initial immune response to disease is intricate, deploying different metabolic pathways and subtypes of cells. An important function of immune system metabolic change is to modulate cell fate and function, thus influencing immune response outcome3,4. The Savicell Well-Shield™ technology is designed to detect and interpret these differential metabolic responses as an immune system test for early detection.

The technology has now received intellectual property protection with a patent approved in the United States, Europe, China and Japan. Expansion of patent registration continues in other countries. The Savicell vision is to develop and commercialize a line of patient-friendly blood tests that enable early diagnosis, staging, and monitoring, thereby saving lives and ensuring appropriate treatment. Cancer is the Company’s initial focus.

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

The need for early diagnosis

Cancer cases are increasing globally, with more than 20 million new cases forecast annually by 2025, compared to 12 million in 2008. Early detection of cancer is vital, as it can drive improved survival outcomes. Typically, more treatment options are available when cancer is diagnosed early and survival improves. In the United States, the five-year survival rate improves by at least 4 times with early diagnosis and before cancer has spread. Unfortunately, to date, the majority of cancer patients are diagnosed at later stages.

Whilst surgical biopsies remain the normal route for confirmation of presence of cancer, they are not ideally suited for early detection as well as being invasive and expensive. The need for simpler, non-invasive and more efficient processes for cancer detection has incentivized companies to work on creating liquid biopsies – that is, a diagnostic test designed to replicate invasive biopsies or imaging procedures, although only requiring a blood draw or urine sample – a non-invasive biopsy known as liquid biopsy. The potential market for liquid biopsies has been forecast at $29 billion in the United States alone5.

Liquid biopsies are focused in several key areas, including assessing circulating tumor cells, exosomes, and circulating tumor nucleic acids. Liquid biopsy companies are making progress in developing products that have advantages versus current diagnostic technologies, however, technical challenges remain still for detecting early-stage cancers and early cancer screening. In contrast, Savicell’s “Well-Shield” patented ImmunoBiopsy platform is unique in the Liquid Biopsy market with its focus on using the metabolic profile of the immune system as an early warning system to provide for detection of early stage disease.

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

Lung cancer

American Cancer Society estimates there will be 222,500 new cases of lung cancer in the USA in 2017, representing 13.6% of all cancer diagnoses. Worldwide, there were an estimated 1.8 million new cases of lung cancer in 2012, accounting for 12.9% of all cancers. Lung cancer is the leading cancer killer in both men and women in the USA and worldwide. 11, 12

Less than 20% of lung cancers are diagnosed at an early stage, with a five-year survival rate (completely resected NSCLC stage 1A) that ranges from 67 to 89% 8. Unfortunately, the majority of lung cancer cases (57%) are diagnosed at an advanced stage when five-year survival is as low as 4%. This is because lung cancer symptoms present themselves at later stages of the disease.

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

Indeterminate Nodules

A total of 96.4% of the positive screening results (NLST) in the low- dose CT group and 94.5% in the radiography group were false positive results. The estimated number of pulmonary nodules in the USA ranges from 2 million to 4.9 million annually 4,6,7. Using an estimate of 3 million annual pulmonary nodules, and a false positive rate of 96.4% for LDCT and 94% for x-ray, would generate up to 2.8 million false positive cases a year. In addition, 25% of all LDCTs are indeterminate, and require additional follow-up procedures. A full implementation of LDCT screening in the USA will identify 2.5 million indeterminate nodules and is expected to further increase the number of false positive cases.

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

Lung cancer strategy

In the longer term, we plan to develop a screening test for lung cancer. However, our initial goal is to provide an additional tool for clinicians, designed to assist in the diagnosis of indeterminate nodules identified by imaging. The Well-Shield test is intended to help a clinician decide on invasive and/or non-invasive follow- up. It could help reduce the majority of the false positive results and reduce the number of unnecessary invasive procedures by more than 200,000 annually in the US 9,10. As a result, Well-Shield’s test could drive $3.6 billion in annual cost savings in the USA alone.

Sources Quoted

1.	Bantug, G. R., Galluzzi, L., Kroemer, G. & Hess, C. The spectrum of T cell metabolism in health and disease. Nat. Rev. Immunol. (2017). doi:10.1038/nri.2017.9
2.	Yochir, A et al. Novel non-invasive early detection of lung cancer using liquid immunobiopsy metabolic activity profiles. Cancer Immunology, Immunotherapy (2018). Vol 67. Iss 7. pp 1135-1146
3.	Bantug (2017)
4.	Luba Frank and Leslie E. Quint. Chest CT incidentalomas: thyroid lesions, enlarged mediastinal lymph nodes, and lung nodules Cancer Imaging. 2012; 12(1): 41–48
5.	Piper Jaffray (2015) The Liquid Biopsy Report
6.

MacMahon H, Austin JH, Gamsu G, et al. Guidelines for management of small pulmonary nodules detected on CT scans: a statement from the Fleischner Society. Radiology. 2005;237:395–400. doi:10.1148/radiol.2372041887. [PubMed]

7.	Michael K. Gould et al. Recent Trends in the Identification of Incidental Pulmonary Nodules. Am J Respir Crit Care Med Vol 192, Iss 10, pp 1208–1214, Nov 15, 2015
8.	Apichat Tantraworasin et al. ISRN Surgery Volume 2013, Article ID 175304, 7 pages
9.	Moving Beyond the National Lung Screening Trial: Discussing Strategies for Implementation of Lung Cancer Screening Programs Bernando H.L. Goulard, The Oncologist. 2013 Aug; 18(8): 941–946
10.	Assume 10 million patients screened and sensitivity and specificity of 92% and 75% respectively. Well-Shield may have higher or lower sensitivity and specificity.
11.	Cancer Facts & Figures 2015.
12.	World Cancer Report 2014.

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

Research and Development Expenditures

During the year ended December 31, 2018, we expended $2,625,665 in research and development. During the year ended December 31, 2017, we expended $1,272,666 in research and development.

Employees

We currently have ten employees located in the U.S. and in our laboratory located in Haifa, Israel. In addition, we have several consultants engaged on continuous mandates. Over the next twelve months we plan to increase the number of employees with a greater increase in the Israel localion. We will continue to use a mix of employees and consultants depending on the time commitment required for the particular roles being fulfilled by these personnel.

Subsidiaries

On April 23, 2012, we incorporated Savicell Diagnostic Ltd., a company governed by the laws of Israel.

Intellectual Property

In order to protect our proprietary technologies, we rely on combinations of patent, trademark, copyright, and trade secret protection, as well as confidentiality agreements with employees, consultants, and third parties.

Savicell has developed significant know-how with its immunobiopsy algorithms over the last few years that is not easily replicable by others. The Company intention is to continue to build an extensive metabolic profile of multiple disease states as a core asset of the company.

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

We have not generated any revenue from operations since our incorporation. We expect that our operating expenses will increase over the next 12 months as we continue to ramp-up the scope of our business operations. With our stated goal of completing our clinical testing, furthering our research and development and achieving commercialization of the Technology, the pace of our progress will depend on the quantum of financing raised. As additional financing is raised, we will continue to accelerate the pace of our overall business initiates. Until the amount of financing is known, we cannot precisely forecast the expenditure budget. On December 31, 2018, we had cash and cash equivalents of $120,245. As of December 31, 2018, we had total liabilities of $3,039,105, the majority of which is represented by debt owing to management that is expected to be converted to common shares and for which management has limited ability to demand payment in cash. If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms.

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

  our clinical testing is still in progress and development;
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

Executive Offices

Our executive and head offices are located at P.O. Box 1080, 10 Stevens Street, Andover, MA 01810-3572. We are presently benefitting from free rental space until such time as our U.S. operations ramp up. Once we attain the necessary funding and increase our employee base, we will look for more spacious facilities to meet our growing needs. Our Subsidiary operates from a new laboratory facility in Haifa, Israel, including sourcing office space in Israel to house the operations of our Subsidiary. On July 20, 2015, Savicell signed an operating lease agreement to lease offices for a period ending July 31, 2018 with an option to renew the lease for an additional period of 2 years. On August 3, 2018, the lease was renewed for the subsequent two-year period. The monthly lease expense is approximately $3,372. Our company pledged a bank deposit which is used as a bank guarantee at an amount of approximately $13,254 to secure its payments under the lease agreement.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common stock is quoted on OTC Pink operated by the OTC Markets Group under the symbol “ONDR”. As of April 1, 2019, our common stock has had no trading activity on OTC Pink.

As of April 1, 2019, we had 125,865,122 shares of our common stock issued and outstanding as well as options to acquire up to 32,045,967 shares of our common stock outstanding at per share prices ranging from $0.01 -$0.20. In addition, in respect of certain obligations owing to management or consultants, we have provided such creditors with the right to convert their respective claims into a maximum aggregate amount of 21,519,734 of our common shares at per share prices ranging from $0.055 -$0.20. Furthermore, in respect of convertible loan issued in March of 2018, we have granted the holders thereof the right to convert their debt into a minimum of 1,750,000 of our common shares. In May and June of 2018, we issued additional convertible loans entitling the holders thereof to convert their debts into a minimum aggregate amount of 935,000 of our common shares. Finally, in respect of equity issuances and finder fees in connection therewith, we have issued the holders thereof warrants to acquire an additional 5,186,835 common shares at a price per share of $0.20.

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is Nevada Agency and Transfer Company located at 50 West Liberty Street, Suite 880, Reno, Nevada 89501, Telephone (775) 322-0626, Transfer Agent e-mail: info@natco.org.

Holders of Our Common Stock

As of April 1, 2019, we had 174 holders of our common stock.

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

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended December 31, 2018, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Securities authorized for issuance under equity compensation plans.

The following table summarizes certain information regarding our equity compensation plans as at December 31, 2018:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	32,595,967 (1)	$0.13	Nil
Total	32,595,967	$0.13	Nil

(1)

Of the options currently outstanding, a total of 11,919,717 options have been granted pursuant to our 2013 Stock Incentive Plan and 20,126,250 options have been granted outside of the 2013 Stock Incentive Plan.

Stock Option Plan

Effective June 5, 2013 our board of directors adopted and approved the 2013 Stock Incentive Plan and Israeli Appendix. The purpose of the option plan is to enhance the long-term stockholder value of our company by offering opportunities to our directors, officers, key employees, independent contractors and consultants to acquire and maintain stock ownership in our company in order to give these persons the opportunity to participate in our company’s growth and success, and to encourage them to remain in the service of our company. A total of 12,000,000 shares of our common stock were available for issuance under the stock option plan and a total of 11,919,717 stock options granted pursuant to the plan remain outstanding. Pursuant to directors resolutions dated January 31, 2017, we amended the 2013 Plan to authorize an increase to the number of incentive stock options available from 12,000,000 shares of common stock to 23,000,000 shares of common stock.

Issuer Purchases of Equity Securities

During the fiscal year ended December 31, 2018, we did not purchase any of our equity securities.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our management’s discussion and analysis of financial condition and results of operations provides a narrative about our financial performance and condition that should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2018 and related notes thereto.

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

Expenses

For the years ended December 31, 2018 and December 31, 2017, we incurred the following expenses:

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
General and Administrative Expenses	$	$
Accounting Fees	30,000	30,000
Audit & Tax Fees	97,850	71,532
Bank Fees	569	575
Consulting Fees	304,321	288,387
Filing and Transfer Agent Fees	8,445	11,045
Insurance Expense	32,003	45,085
Legal Fees	25,197	28,983
Marketing Expense	7,239	2,780
Office and Miscellaneous Expense	64,510	101,127
Payroll Expense	58,763	49,306
Rent Expense	4,136	4,146
Research and Development Expense	2,625,665	1,272,666
Travel Expenses	20,471	17,305
Share Issuance Cost	7,828	-
	3,286,997	1,922,937

Our expenses increased by approximately 71% during the year ended December 31, 2018 compared to the same period in 2017 primarily due to an increase in the research and development expense resulting from the recognition of substantial stock compensation expense relating to option grants made in 2018 to employees and consultants engaged in the research and development function. In addition, the expenses recognized in the period ended December 31, 2018 were higher than those for the previous fiscal year in the areas of consulting fees, payroll and audit and tax fees but such increases were partially mitigated by reductions in insurance and office and miscellaneous expense.

Significant changes in the expense items from 2017 to 2018 are summarized as follows.

  Research and Development (“R&D”) Expense increased by 106% primarily due to three factors: (a) the material stock compensation expense relating to option grants made in 2018 to employees and consultants engaged in the research and development function; (b) increased payroll to research and development employees; and (c) expense increase mitigation related to reduced reliance on outside consultants.

  Consulting fees increased by 6% due to additional reliance on outside personnel in furtherance of our business objectives

  Audit and tax fees increased by 37% as a result of the additional complexity related to our business operations and capital structure;

  Office and Miscellaneous Expense decreased by 36% as a result of increased diligence in maximizing the efficiency of our business operations;

  Insurance expense decreased by 29% due to payment schedule timing impact.

  Travel Expense increased by 18% as a result of more frequent travel by our Chief Executive Officer to Israel to oversee operations and meet investors and potential investors.

Liquidity and Capital Resources

Working Capital

	As at December 31, 2018	As at December 31, 2017
Current Assets	$193,038	$278,745
Current Liabilities	$440,716	$860,490
Working Capital (deficiency)	$(247,678)	$(581,745)

Our operations consumed more cash in the year ended December 31, 2018 versus the corresponding period in 2017 primarily due to certain increases in expenses as described above as well as less reliance on accounts payable as a source of financing. A large component of the reduction in accounts payable in 2018 relates to re-characterization of amounts payable to management and consultants as convertible debentures given that such debts are now convertible into common shares at the discretion of the respective creditors. Moreover, we raised more dollars of new equity and debt capital. Given that the financing proceeds raised in 2018 was less than the cash used in operations as well as investing activities, we experienced a decline in our cash and cash equivalents.

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

In February 2019, but with effect as at December 31, 2018, we entered into debt conversion option agreements (each, an “Agreement”) with four subscribers (each, a “Subscriber”) pursuant to which we have agreed to permit the Subscribers to convert an aggregate amount of $843,265.93 (the “Subscription Debt Amount”) owed to them by our company into an aggregate of up to 4,216,330 shares of common stock of our company (the “Conversion Right”) at a price of $0.20 per share. Three of the Subscribers are directors and/or officers of our company and have subscribed as follows:

Name, Address, and EIN of Lender	Effective Date	Amount of Debt	No. of Shares	Deemed Price per Share
Giora Davidovits 65 Carter Lane Andover, MA 01810	December 31, 2018	$349,877	1,749,386	$0.20
Eyal Davidovits 69 Hashomer Street Zichron, Yaakov, Israel 30900	December 31, 2018	$159,036	795,180	$0.20
Irit Arbel 6 Hadishon Street Jerusalem, Israel 96956	December 31, 2018	$129,924	649,620	$0.20
		$638,837	3,194,186

Issuances of convertible debt or common stock

On March 8, 2018, we entered into one convertible loan in the face amount of $350,000 to two accredited investors who are not U.S. persons. The convertible loan evidences a debt due on demand that bears interest at a rate of 10% per annum. The holder of the convertible loan may convert part or all of the sums due at any time and from time-to-time, at its discretion, plus accrued interest, into common shares of the Registrant at a conversion price of $0.20 per share or such lesser price that the Registrant may issue additional shares to third parties (the “Conversion Price”), and, on conversion or repayment of the convertible loan, the Registrant will issue warrants of the Registrant in a number that is equal to the amount of the Loan divided by the Conversion price, exercisable at the Funding Price (as defined in the Agreements) per Warrant.

On April 17, 2018, stock options previously granted by the Company were exercised, resulting in the issuance of 481,179 common shares at $0.01 per share for total proceeds of $4,812.

In May and June 2018, we entered into four convertible loans in the aggregate amount of $187,000 to four individual lenders. The debentures are interest bearing and have a term to maturity of two years. The loans are convertible into common shares of the Company at the lower of $0.20 per share and the price of a future financing initiative. Moreover, warrants will be granted to the lenders upon the earlier of repayment of the loans or conversion thereof, in a number that is equal to the amount of the convertible loans divided by the conversion price, exercisable at the funding price.

On June 20, 2018, the Company issued 117,660 shares at $0.20 per share for an aggregate amount of $23,532 in exchange for consulting services rendered during the year ended December 31, 2018.

On August 24, 2018, the Company issued 16,665 common shares at $0.20 per share for total proceeds of $3,333 for stock options that were exercised during the year ended December 31, 2018.

On August 27, 2018, stock options previously granted by the Company to a consultant were exercised resulting in the issuance of 800,000 common shares at $0.01 per share. The Company will receive consulting services from this consultant in 2019 in lieu of receiving cash proceeds from this issuance.

On September 7, 2018, we sold 2,300,000 units at a price of $0.20 per unit for gross proceeds of $460,000. Each unit consists of one share of common stock and one non-transferable common stock share purchase warrant. Each warrant entitles the holder to acquire one additional share of common stock at a price of $0.20 per share for a period of two years after the closing of the financing.

On December 18, 2018, the Company issued 78,625 shares at $0.20 per share for an aggregate amount of $15,725 in respect of future consulting services to be rendered for the period from January 1, 2019 to December 31, 2019.

On December 19, 2018, we issued an aggregate of 500,000 units at a price of $0.20 per unit for total proceeds of $100,000. Each unit comprises one share and one non-transferable common stock share purchase warrant. Each warrant entitles the holder to acquire one additional share of common stock at a price of $0.20 per share until December 19, 2020.

On December 19, 2018, we issued an aggregate of 605,585 units at a price of $0.20 per unit. The total proceeds consist of $95,000 which was previously recorded as a share subscription received on the balance sheet with the remaining gross proceed of $26,117. Each unit comprises one share and one non-transferable common stock share purchase warrant. Each warrant entitles the holder to acquire one additional share of common stock at a price of $0.20 per share until December 19, 2020.

On March 4, 2019, we sold 1,302,000 units at a price of US$0.20 per unit for gross proceeds of US$260,400. Each unit is comprised of one common share of the Company and one non-transferable common share purchase warrant with each warrant being exercisable into one additional share at an exercise price of $0.20 per warrant share for a period of two years after the closing of the financing.

On March 4, 2019, 500,000 stock options that were previously issued to a consultant were exercised at $0.01 per share to settle the outstanding payable to the consultant.

Cash Flows

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
	$	$
Net loss for the year	(3,587,653)	(2,264,316)
Net Cash Used in Operating Activities	(1,256,423)	(1,046,137)
Net Cash Provided by Financing Activities	1,191,908	825,000
Net Cash Provided by Used in Investing Activities	(20,830)	-
Effects on exchange rate changes	(20,563)	3,242
Cash, Cash equivalents and Restricted Cash, End of Year	149,430	255,338

Cash Used In Operating Activities

The increase in cash used in operating activities compared to the same period last year is due to an overall increase in the cash portion of expenses incurred together with the reduced reliance on accounts payable as a source of financing.

Cash from Financing Activities

The increase in cash provided by financing activities compared to the same period last year results from increased debt and equity financings completed during the year ended December 31, 2018 compared to the corresponding period of 2017. In 2018, we realized debt and equity financings of $1,191,908. By contrast, in 2017 we realized equity financing of $825,000.

Cash Provided by (Used in) Investing Activities

The increase in cash used in investing activities compared to the same period last year results from additional purchases of assets used in the furtherance of Savicell’s research and development.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at December 31, 2018, our company has an accumulated deficit of $15,255,866 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next 12 months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended December 31, 2018, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Off-Balance Sheet Arrangemen+ts

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Online Disruptive Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Online Disruptive Technologies, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, deficiency, and cash flows for each of the years in the two-year period ended December 31, 2018 and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

MNP LLP
Chartered Professional Accountants

We have served as the Company’s auditor since 2012.

Vancouver, BC
April 1, 2019

ONLINE DISRUPTIVE TECHNOLOGIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Online Disruptive Technologies, Inc.
Consolidated Balance Sheets
(U.S. Dollars)

	December 31, 2018	December 31, 2017
	$	$
ASSETS

Current Assets
Cash and Cash Equivalents	120,245	232,247
Restricted Cash (Note 12 (3))	29,185	23,091
Prepaid Expenses	23,467	7,247
VAT Receivable	20,141	16,160
Total Current Assets	193,038	278,745

Fixed Assets (Note 3)	45,274	47,135
Total Assets	238,312	325,880

LIABILITIES

Current Liabilities
Accounts Payable	194,400	705,694
Accrued Liabilities	196,316	154,796
Promissory Note (Note 6)	50,000	-

Total Current Liabilities	440,716	860,490

Convertible Debentures (Note 7)	2,061,388	1,071,172
Convertible Loans (Note 8)	537,000	-
Total Liabilities	3,039,104	1,931,662

DEFICIT

Authorized: 20,000,000 Preferred Shares, par value $0.001 500,000,000 Common Shares, par value $0.001 Issued and outstanding: Nil Preferred Shares 124,063,122 Common Shares (December 31, 2017: 119,163,408 Common Shares)	124,063	119,163
Additional Paid-in Capital	12,340,094	10,451,520
Accumulated Other Comprehensive Income (Loss)	80,946	(74,233)
Deficit	(15,255,866)	(12,046,656)
Deficit Attributable to Stockholders of the Company	(2,710,763)	(1,550,206)

Non-Controlling Interests	(90,029)	(55,576)
Total Deficit	(2,800,792)	(1,605,782)

Total Liabilities and Deficit	238,312	325,880

The accompanying notes are an integral part of these consolidated financial statements

Online Disruptive Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(U.S. Dollars)

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
General and Administrative Expenses	$	$
Accounting Fees	30,000	30,000
Audit & Tax Fees	97,850	71,532
Bank Fees	569	575
Consulting Fees	304,321	288,387
Filing and Transfer Agent Fees	8,445	11,045
Insurance Expense	32,003	45,085
Legal Fees	25,197	28,983
Marketing Expense	7,239	2,780
Office and Miscellaneous Expense	64,510	101,127
Payroll Expense	58,763	49,306
Rent Expense	4,136	4,146
Research and Development Expense (Note 2(l))	2,625,665	1,272,666
Share Issuance Cost	7,828	-
Travel Expense	20,471	17,305
	3,286,997	1,922,937
Other Expense
Interest Accretion (Note 7)	146,761	337,161
Interest Expense	1,476	884
Foreign Currency Loss	152,419	3,334
Net Loss for the year	(3,587,653)	(2,264,316)

Other Comprehensive Income
Currency Translation Adjustments	155,177	13,947
Comprehensive Loss for the year	(3,432,476)	(2,250,369)

Net Loss attributable to:
Common Stockholders	(3,209,210)	(2,064,387)
Non-Controlling Interests	(378,443)	(199,929)
	(3,587,653)	(2,264,316)
Net Comprehensive Loss Attributable to:
Common Stockholders	(3,070,402)	(2,051,671)
Non-Controlling Interests	(362,074)	(198,698)
	(3,432,476)	(2,250,369)

Basic and Diluted Net Loss per Common Share	(0.03)	(0.02)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	120,542,611	110,324,539

The accompanying notes are an integral part of these consolidated financial statements

Online Disruptive Technologies, Inc.
Consolidated Statements of Deficiency
For the years ended December 31, 2018 and 2017
(U.S. Dollars)

					Accumulated		Total Common
			Additional		Other				Total
				Share
				Subscription				Non-
		Common Stock	Paid In	Received	Comprehensive		Stockholders	Controlling
	Shares	Amount	Capital		Income	Deficit	Deficiency	Interests	Deficiency

Balance December 31, 2016	114,180,828	114,181	9,394,275	158,750	(88,180)	(9,982,269)	(403,243)	56,033	(347,210)

Shares issued for cash at $0.20 per share	4,543,750	4,544	904,206	(158,750)			750,000		750,000
Shares issued for investment in Savicell at $0.16	288,830	288	45,924				46,212		46,212
Stock options exercised for Shares	150,000	150	1,350				1,500		1,500
Share subscription received (Note 9)				95,000			95,000		95,000
Stock option expense			190,720				190,720		190,720
Change in ownership of Savicell (Note 9)			(158,455)				(158,455)	88,320	(70,135)
Share issuance cost			(21,500)				(21,500)		(21,500)
Foreign currency translation adjustment					13,947		13,947		13,947
Net loss for the year						(2,064,387)	(2,064,387)	(199,929)	(2,264,316)
Balance December 31, 2017	119,163,408	119,163	10,356,520	95,000	(74,233)	(12,046,656)	(1,550,206)	(55,576)	(1,605,782)

Shares issued for cash at $0.20 per share/unit (Note 9)	3,422,250	3,422	681,028	(95,000)			589,450		589,450
Shares issued for cash at $0.01 per share/unit (Note 9)	481,179	481	4,331				4,812		4,812
Shares issued for consulting services at $0.20 per share (Note 9)	117,660	118	23,414				23,532		23,532
Stock options exercised for shares (Note 9)	800,000	800	7,200				8,000		8,000
Shares issued for future consulting services at $0.20 per share (Note 9)	78,625	79	15,646				15,725		15,725
Warrants issued as share issuance cost at $0.20 per share (Note 9)			7,828				7,828		7,828
Stock option expense (Notes 7, 9)			1,585,022				1,585,022		1,585,022
Change in ownership of Savicell (Note 9)			(350,895)				(350,895)	343,990	(6,905)
Share subscription received				10,000			10,000		10,000
Foreign currency translation adjustment					155,179		155,179		155,179
Net loss for the year						(3,209,210)	(3,209,210)	(378,443)	(3,587,653)
Balance December 31, 2018	124,063,122	124,063	12,330,094	10,000	80,946	(15,255,866)	(2,710,763)	(90,029)	(2,800,792)

The accompanying notes are an integral part of these consolidated financial statement.

Online Disruptive Technologies, Inc.
Consolidated Statements of Cash Flows
(U.S. Dollars)

	Year Ended	Year Ended
	December	December 31,
	31, 2018	2017
Cash flow from Operating Activities
Net loss for the year	(3,587,653)	(2,264,316)
Adjustment for items not involving cash:
Stock-based compensation	1,585,022	190,720
Foreign exchange loss	152,419	3,334
Depreciation – fixed assets	19,140	13,745
Shares issued for consulting services	55,044	-
Interest accretion	146,761	337,161
Changes in non-cash working capital items:
(Increase) decrease in VAT receivable	(5,399)	15,285
Increase in prepaid expense	(16,658)	(5,338)
Decrease in accounts payable and accrued liabilities	394,901	663,272
Net cash used in operating activities	(1,256,423)	(1,046,137)
Cash flow from financing activities
Common shares issued, net of issuance costs	604,908	825,000
Proceeds from issuance of convertible loans	537,000	-
Issuance of promissory note	50,000	-
Net cash provided by financing activities	1,191,908	825,000
Cash flow from investing activities
Cash utilized in purchase of assets	(20,830)	-
Net cash used in investing activities	(20,830)	-

Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(20,563)	3,242

Net decrease in cash, cash equivalents, and restricted cash	(105,908)	(217,895)
Cash, cash equivalents, and restricted cash, beginning of year	255,338	473,233
Cash, cash equivalents, and restricted cash, end of year	149,430	255,338
Supplementary Information
Interest Paid	-	-
Income Taxes Paid	-	-

The accompanying notes are an integral part of these consolidated financial statements

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2018 and 2017

Note 1 – Nature of Operations and going concern

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

These consolidated financial statements have been prepared with the ongoing assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit balance of $247,678 as at December 31, 2018 (working capital deficit balance 2017 – $581,745) and an accumulated deficit of $15,255,866. Furthermore, additional future losses are anticipated which raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The operations of the Company have primarily been funded by the sale of common shares and loans received. Continued operations of the Company are dependent on the Company’s ability to complete equity or debt financings or to generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms to the Company. Failure to obtain the ongoing support of its equity financings and creditors may make the going concern basis of accounting inappropriate, in which case the Company’s assets and liabilities would need to be recognized at their liquidation values. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts and classification of liabilities that might arise from this uncertainty.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2018 and 2017

Note 2 – Significant Accounting Policies

a)        Basis of Presentation
These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”), and are expressed in United States dollars, unless otherwise noted. All adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows as at December 31, 2018 have been included.

b)        Principles of Consolidation
These Consolidated Financial Statements include the accounts of the Company and its 87.81% (December 31, 2017 – 86.65%) interest in Savicell. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

Significant areas requiring the use of management estimates include assumptions and estimates relating to share-based payments and valuation allowances for deferred income tax assets.

d)        Foreign Currency Translation
The Company’s functional currency is the U.S. dollar. The Company’s subsidiary’s functional currency is the New Israeli Shekel (“NIS”). Transactions in currencies other than functional currencies are recorded in the entity’s functional currency at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are translated into the functional currency at rates of exchange in effect at the balance sheet dates. Exchange gains and losses are recorded in the statements of operations.

Results of operations are translated into the Company’s presentation currency, U.S. dollars, at an appropriate average rate of exchange during the year. Net assets and liabilities are translated to U.S. dollars for presentation purposes at rates of exchange in effect at the end of the period. Gains or losses arising on translation are recognized in other comprehensive income (loss) as foreign currency translation adjustments.

e)        Cash and Cash Equivalents
Cash and cash equivalents consist entirely of readily available cash balances. There were no cash equivalents as of December 31, 2018 and 2017.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2018 and 2017

Note 2 – Significant Accounting Policies (Continued)

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

g)        Stock for Services
The Company periodically issues common stock, warrants and common stock options to consultants for various services. Costs of these transactions are measured at the fair value of the service received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete.

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2018, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2018 and 2017

Note 2 – Significant Accounting Policies (Continued)

i)        Comprehensive Income (Loss)
The Company accounts for comprehensive income under the provisions of ASC Topic 220-10, Comprehensive Income – Overall, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statements of Operations and Comprehensive Loss.

j)        Earnings (Loss) Per Share
Basic loss per share is computed on the basis of the weighted average number of common shares outstanding during each period.

Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Stock options are considered to be common stock equivalents and were not included in the net loss per share calculation for the year ended December 31, 2018 and 2017 because the inclusion of such underlying shares would have had an anti-dilutive effect.

k)        Financial Instruments and Fair Value of Financial Instruments
Fair Value of Financial Instruments – the Company adopted ASC 820-10-50, “Fair Value Measurements”. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

As at December 31, 2018, the fair value of cash and cash equivalents and restricted cash was measured using Level 1 inputs, and the fair value of convertible debentures and convertible loans was measured using Level 2 inputs.

The Company’s financial instruments are cash and cash equivalents, restricted cash, accounts payable, accrued liabilities, promissory note, convertible debentures and convertible loans. The recorded values of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2018 and 2017

Note 2 – Significant Accounting Policies (Continued)

l)        Research and Development Costs
In the year ended December 31, 2018, all research and development costs are charged to expense as incurred. The majority of these costs are in-house expenses related to consulting fees, materials, salaries of employees working on the R&D projects, rent and legal expenses related to patents. A breakdown of the R&D costs is as follows:

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Research and Development Expenses	$	$
Consulting fees	30,210	98,948
Legal fees	27,175	40,319
Office and Miscellaneous Expense	25,706	5,625
Payroll expense	885,413	789,949
R&D materials and supplies	23,725	105,607
Rent	45,358	41,498
Share-based compensation	1,585,022	190,720
Insurance	3,056	-
Total	2,625,665	1,272,666

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

o)        Convertible loans
Convertible loans are accounted for in accordance with ASC 470-20. The Company has determined that the embedded conversion options in the convertible loans are not required to be separately accounted for as a derivative under GAAP.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2018 and 2017

Note 2 - Significant Accounting Policies (Continued)

p)        Modifications to debt
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

q)        Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The effective date for ASC 606 is annual reporting periods beginning after December 15, 2017. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Companies may apply the new guidance using either the full retrospective transition method, which requires restating each prior period presented, or the modified retrospective transition method, under which the new guidance is applied to the current period presented in the financial statements and a cumulative-effect adjustment is recorded as of the date of adoption. The Company has adopted the methodologies prescribed by this ASU as of January 1, 2018 and there is no material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This update provided clarity and reduced both diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. The Company has adopted the methodologies prescribed by this ASU since January 1, 2018 and there is no material impact on the Company’s consolidated financial statements.

On November 17, 2016, the FASB issued ASU 2016-18, Restricted Cash. Entities will be required to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. Entities are required to use a modified retrospective transition method for restricted cash. The Company has adopted the methodologies prescribed by this ASU since January 1, 2018 and reflected this change on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance reduced diversity in practice in how certain transactions are classified in the statement of cash flows. The Company has adopted the methodologies prescribed by this ASU since January 1, 2018 and there is no material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments to the guidance enhance the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation, and disclosure. The Company has adopted the methodologies prescribed by this ASU since January 1, 2018 and there is no material impact on the Company’s consolidated financial statements.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2018 and 2017

Note 2 - Significant Accounting Policies (Continued)

In July 2017, the FASB issued ASU 2017-11“Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception” (“ASU 2017-11”). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered, and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to Common Stock holders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company has early adopted the methodologies prescribed by this ASU for the year ended December 31, 2018 and there is no material impact on the Company’s consolidated financial statements.

r)        Recently Issued Accounting Pronouncements Not Yet Adopted
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

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. These amendments expand the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but noearlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company is currently evaluating the potential impact this guidance will have on the consolidated financial statements, if any.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2018 and 2017

Note 2 - Significant Accounting Policies (Continued)

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

Note 3 – Fixed Assets

As of December 31, 2018, the fixed assets balance on the consolidated financial statements consist of the following:

	Furniture and
Cost:	Fixtures	Computer Equipment	Lab Equipment	Total
December 31, 2016	$3,496	$26,489	$44,432	$74,417
Additions	-	-	-	-
Exchange difference	375	2,836	4,759	7,970
December 31, 2017	$3,871	$29,325	$49,191	$82,387
Additions	-	9,933	10,897	20,830
Exchange difference	(286)	(2,580)	(4,089)	(6,955)
December 31, 2018	$3,585	$36,678	$55,999	$96,262

	Furniture and
Depreciation:	Fixtures	Computer Equipment	Lab Equipment	Total
December 31, 2016	$405	$10,645	$7,923	$18,973
Additions	424	7,446	5,887	13,757
Exchange difference	58	1,406	1,058	2,521
December 31, 2017	$887	$19,497	$14,868	$35,252
Additions	137	6,692	12,311	19,140
Exchange difference	(65)	(1,440)	(1,899)	(3,404)
December 31, 2018	$959	$24,749	$25,280	$50,988

	Furniture and
Net Book Value:	Fixtures	Computer Equipment	Lab Equipment	Total
December 31, 2017	$2,984	$9,828	$34,323	$47,135
December 31, 2018	$2,626	$11,929	$30,719	$45,274

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2018 and 2017

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

In addition, during fiscal year 2013, Savicell agreed to issue to Ramot warrants (the “Warrants”) to purchase a number of ordinary shares of Savicell which shall together comprise 15% of issued shares of Savicell on an as-converted, fully diluted basis (equivalent to 1,765 Warrant Shares of Savicell). The Warrants shall be exercisable at an exercise price equal to the par value of the Warrant Shares, at any time and from time to time before Savicell completes a deemed liquidity event or the first underwritten offering of the Savicell's ordinary shares to the general public. The fair value of the Warrant Shares has been estimated at $1,698.97 per Warrant Share which is equivalent to the price at which Savicell has issued shares to third parties, for a total of $2,998,682 which has been included in research and development costs. As the exercise price inherent in the warrant certificate to purchase 1,765 common shares of Savicell is at nominal value, the warrant certificate is valued at the price of the subsequent equity issuance by Savicell ($1,698.97 per share) and the related common shares are considered to be issued and outstanding.

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2018 and 2017

Note 5 – Related Party Transactions

During the year ended December 31, 2018, Savicell incurred research and development costs of $2,625,665 (2017 -$1,272,666) which were included in the consolidated statements of operations and comprehensive loss.

The Company completed the following related party transactions:

During the year ended December 31, 2018, the Company incurred consulting fees and salaries of $593,094 (for the year ended December 31, 2017 - $553,887) payable to its directors and officers.

As at December 31, 2018, there was $94,045 (December 31, 2017 – $528,862) payable to current officers and directors of the Company.

As at December 31, 2018, included in convertible debentures are amounts of $2,061,388 (December 31, 2017 - $1,071,172) that was entered into with two directors, one consultant, and one key management personnel of the Company (Note 7).

During the year ended December 31, 2018, the Company issued stock options to related parties of the Company and incurred a total of $645,065 share-based compensation. Savicell settled payable balance to ODT through issuing 1,467 of its common shares to the ODT (Note 9), which has resulted in a change in ownership of Savicell from 86.65% in fiscal year 2017 to 87.81% in the current year (Note 9).

Note 6 – Promissory Note

During the year ended December 31, 2018, the Company issued a promissory note to the spouse of a consultant and former director of the Company for $50,000. The note bears interest at the rate of 10% per annum with a maturity date of the earlier of February 28, 2019 or the closing by the Company of an equity financing of at least $250,000. Subsequent to year ended December 31, 2018, the Company has repaid $10,000. The remaining balance is due on demand.

Note 7 – Convertible Debentures

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2018 and 2017

Note 7 – Convertible Debentures (Continued)

On December 31, 2018, the Company entered into debt conversion option agreements with two directors, one consultant and one employee of the Company pursuant to which the Company collectively settled debts in the aggregate amount of $843,266 with an unsecured and non-interest bearing convertible debenture. Pursuant to the agreements, these individuals may convert a portion or all of the debt amounts into common shares of the Company at a price per share of $0.20 over a ten-year term.

The Company evaluated these convertible debentures for derivatives and determined that they do not qualify for derivative treatment. The Company then evaluated the debenture for beneficial conversion features and determined that the convertible debenture issued on April 15, 2015 does contain beneficial conversion features.

The aggregate intrinsic value of the beneficial conversion features was determined to be $852,418. This amount was recorded as a debt discount on April 15, 2015 that is being amortized over the life of the debenture at effective interest rate of 71%. Total debt discount amortization arising from the various series of debenture issuances during the year ended December 31, 2018 was $852,418 (December 31, 2017 – $705,657).

	December 31, 2016	Additions	December 31, 2017

Giora Davidovits	$510,416	-	$510,416
Eyal Davidovits	243,825	-	243,825
Irit Arbel	225,822	-	225,822
1367826 Ontario Limited	233,334	-	233,334
Total	$1,213,397	-	$1,213,397

	December 31, 2017	Additions	December 31, 2018

Giora Davidovits	$510,416	$349,877	$860,293
Eyal Davidovits	243,825	159,036	402,861
Irit Arbel	225,822	129,924	355,746
1367826 Ontario Limited	233,334	204,429	437,763
Total	$1,213,397	$843,266	$2,056,663

	December 31, 2016	Additions	December 31, 2017

Convertible debentures	$1,213,397	-	$1,213,397
Convertible discount	(852,418)	-	(852,418)
Net convertible debentures	360,979	-	360,979
Interest accretion	368,496	337,161	705,657
Exchange difference	-	4,536	4,536
Balance	$729,475	341,697	$1,071,172

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2018 and 2017

Note 7 – Convertible Debentures (Continued)

	December 31, 2017	Additions	December 31, 2018

Convertible debentures	$1,213,397	$843,266	$2,056,663
Convertible discount	(852,418)	-	(852,418)
Net convertible debentures	360,979	843,266	1,204,245
Interest accretion	705,657	146,761	852,418
Exchange difference	4,536	189	4,725
Balance	$1,071,172	990,216	$2,061,388

Note 8 – Convertible Loans

On March 8, 2018, the Company issued one convertible loan in the face amount of $350,000 to two current shareholders. The convertible loan matures after two years and bears interest at a rate of 10% per annum. The convertible loan may be converted into common shares of the Company at the earlier of fifteen days after the maturity date and the date the Company raises gross proceeds of $5,000,000 through private placements or files a registration statement with the Securities and Exchange Commission in the United States. The conversion price is $0.20 per share or such lesser price that the Company may issue additional shares to third parties, and, on conversion or repayment of the convertible loan, the Company will issue warrants in a number that is equal to the amount of the loan divided by the conversion price, exercisable at the funding price. In addition, the Company will reset the prior investment price issuable to each Lender for the amount equal to the lower of the prior investment made by such lenders and the amount invested by such lenders under this loan agreement. Such lower amount is referred to as “ Covered Investment”. The incremental number of common shares to be issued to the lenders by the Company is the Covered Investment divided by the reduced share price less the number of common shares previously issued by the Company in respect of the Covered Investment.

During the year ended December 31, 2018, the Company issued four convertible loans in the aggregate amount of $187,000 to four individual lenders. The debentures are interest bearing and have a term to maturity of two years. The loans are convertible into common shares of the Company at the lower of $0.20 per share and the price of a future financing initiative. Moreover, warrants will be granted to the lenders upon the earlier of repayment of the loans or conversion thereof, in a number that is equal to the amount of the convertible loans divided by the conversion price, exercisable at the funding price.

The Company evaluated these convertible loans for derivatives and determined that they do not qualify for derivative treatment.

Note 9 – Equity

Common shares

The Company has authorized 500,000,000 common shares at par value of $0.001 per share.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2018 and 2017

Note 9 – Equity

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

On April 17, 2018, stock options previously granted by the Company were exercised, resulting in the issuance of 481,179 common shares at $0.01 per share for total proceeds of $4,812.

On June 20, 2018, the Company issued 117,660 shares at $0.20 per share for an aggregate amount of $23,532 in exchange for consulting services rendered during the year ended December 31, 2018.

On August 24, 2018, the Company issued 16,665 common shares at $0.20 per share for total proceeds of $3,333 for stock options that were exercised during the year ended December 31, 2018.

On August 27, 2018, stock options previously granted by the Company to a consultant were exercised resulting in the issuance of 800,000 common shares at $0.01 per share. The Company will receive consulting services from this consultant in 2019 in lieu of receiving cash proceeds from this issuance.

On September 7, 2018, the Company issued an aggregate of 2,300,000 units at a price of $0.20 per unit for gross proceeds of $460,000. Each unit is comprised of one common share of the Company and one non-transferable common share purchase warrant with each warrant being exercisable into one additional share at an exercise price of $0.20 per warrant share for a period of two years after the closing of the financing.

On December 18, 2018, the Company issued 78,625 shares at $0.20 per share for an aggregate amount of $15,725 in respect of future consulting services to be rendered up from January 1, 2019 to December 31, 2019.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2018 and 2017

Note 9 – Equity (Continued)

Common shares (Continued)

On December 19, 2018, the Company issued an aggregate of 605,585 units at a price of $0.20 per unit. The total proceeds consist of $95,000 which was previously recorded as a share subscription received on the balance sheet with the remaining gross proceed of $26,117 received in 2018. Each unit comprises one share and one non-transferable common stock share purchase warrant. Each warrant entitles the holder to acquire one additional share of common stock at a price of $0.20 per share until December 19, 2020.On December 19, 2018, the Company issued an aggregate of 500,000 units at a price of $0.20 per unit for total proceeds of $100,000. Each unit comprises one share and one non-transferable common stock share purchase warrant. Each warrant entitles the holder to acquire one additional share of common stock at a price of $0.20 per share until December 19, 2020.

As at December 31, 2018, the Company has 124,063,122 common shares (December 31, 2017 – 119,163,408) issued and outstanding.

Warrants

A summary of warrants as at December 31, 2018 and December 31, 2017 is as follows:

	Warrant Outstanding
		Weighted Average
	Number of warrant	Exercise Price
Balance, December 31, 2016	-	$-
Issued	1,693,750	0.20
Balance, December 31, 2017	1,693,750	$0.20
Issued	3,493,085	0.20
Balance, December 31, 2018	5,186,835	$0.20

Number	Weighted Average	Expiry Date	Weighted Average
Outstanding	Exercise Price		Remaining Life
1,693,750	$0.20	April 3, 2019	0.25
2,300,000	$0.20	September 7, 2020	1.69
87,500	$0.20	September 17, 2021	2.72
1,105,585	$0.20	December 19, 2020	1.97
5,186,835	$0.20		1.30

On September 17, 2018 the Company granted a total of 87,500 warrants to a consultant. The warrants are exercisable at an exercise price of $0.20 per share. The warrants expire on September 17, 2021.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2018 and 2017

Note 9 – Equity (Continued)

Preferred Shares

The Company has authorized 20,000,000 preferred shares at a par value of $0.001 per share. No preferred shares have been issued by the Company and accordingly none are outstanding.

Stock Options

On May 4, 2014 the Company granted a total of 150,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.01 per share and may be exercised for seven years. One third of the options will vest at end of each completed year that the consultant provides the services. The options were valued based on the Black Scholes model. As of June 30, 2017, the Company has fully recorded the stock based compensation for such options. In addition, on September 25, 2017, 150,000 of these options were exercised at $0.01 per share for total proceeds of $1,500. For the year ended December 31, 2018, the Company recorded stock based compensation of nil (2017: $47) for such options

On August 4, 2015 the Company granted a total of 150,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for six years. One third of the options will vest at end of each of June 21, 2016, June 21, 2017 and June 21, 2018 that the employee remains an employee of the Company or its subsidiaries. On April 20, 2017, the Company amended this option agreement resulting in the immediate vesting of any remainder unvested options upon termination of employment. In addition, the expiration date of these options was revised to be three years from the date of termination. These options became fully vested as at April 23, 2017. The options were valued based on the Black Scholes model. For the year ended December 31, 2018, the Company recorded stock based compensation of nil (2017: $5,231) for such options.

In August 2015 the Company granted a total of 1,730,000 stock options to four advisors of the Company. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for six-seven years. One third of the options will vest at end of each completed year for which the consultant provides the services. The options were valued based on the Black Scholes model. For the year ended December 31, 2018, the Company recorded stock based compensation of $9,382 (2017: $36,184) for such options.

On September 1, 2015 the Company granted a total of 150,000 stock options to two employees. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest at each of September 1, 2015, September 1, 2016 and September 1, 2017 that the employee remains an employee of the Company or its subsidiaries. As of June 30, 2017, one of these employees is no longer with the Company and as such 75,000 options has expired. The options were valued based on the Black Scholes model. For the year ended December 31, 2018, the Company recorded stock based compensation of nil (2017: $5,238).

On November 22, 2015 the Company granted a total of 50,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest at each of November 22, 2016, November 22, 2017 and November 22, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the year ended December 31, 2018, the Company recorded stock based compensation of $3,392 (2017: $2,038) for such options.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2018 and 2017

Note 9 – Equity (Continued)

Stock Options (Continued)

On December 1, 2015 the Company granted a total of 125,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest at each of December 1, 2016, December 1, 2017 and December 1, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the year ended December 31, 2018, the Company recorded stock based compensation of $1,987 (2017: $5,144) for such options.

On December 6, 2015 the Company granted a total of 100,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest at each of December 6, 2016, December 6, 2017 and December 6, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the year ended December 31, 2018, the Company recorded stock based compensation of $1,658 (2017: $4,267) for such options.

On February 15, 2016 the Company granted a total of 50,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest at each of February 15, 2017, February 15, 2018 and February 15, 2019 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. During the year ended December 31, 2018, 16,665 options were exercised at $0.20 per share resulting in total proceeds of $3,333. The remainder options 33,335 were cancelled and no stock based compensation was recorded for the year (2017: $1,729).

On March 7, 2016 the Company granted a total of 75,000 stock options to two employees. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the year ended December 31, 2018, the Company recorded stock based compensation of $843 (2017: $2,744) for such options.

On May 5, 2016 the Company granted a total of 150,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for ten years. 30,000 options vest immediately. One third of the remaining options will vest on each of the first, second and third anniversaries of the date of grant provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the year ended December 31, 2018 the Company recorded stock based compensation of $2,086 (2017: $7,216) for such options.

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2018 and 2017

Note 9 – Equity (Continued)

Stock Options (Continued)

One twelfth of these options will vest upon each 50 blood samples having been delivered by the consultant to the Company. The options were valued based on the Black Scholes model. For the year ended December 31, 2018, 506,668 option vested and the Company recorded stock based compensation of $12,434 (2017: $22,870) for such options.

On November 1, 2016, the Company granted a total of 360,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One half of the options will vest immediately and one-half shall vest on the on the first anniversary date of grant provided the grantee remains a board member of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the year ended December 31, 2018, the Company recorded stock based compensation of nil (2017: $21,491).

On May 31, 2017, the Company granted a total of 875,000 stock options to six employees. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the year ended December 31, 2018 the Company recorded stock based compensation of $47,930 (2017: $43,283) for such options.

On July 2, 2017, the Company granted a total of 150,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of the first, second and third anniversaries of the grant date provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the year ended December 31, 2018 the Company recorded stock based compensation of $9,144 (2017: $6,269) for such options.

On July 12, 2017, the Company granted a total of 260,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for ten years. 50,000 options vested on grant date. Of the remaining 210,000, one third of the options will vest on each of the first, second and third anniversaries of the grant date provided the employee remains a consultant of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the year ended December 31, 2018, the Company recorded stock based compensation of $12,314 (2017: $18,818) for such options.

On February 13, 2018, the Company granted a total of 231,250 stock options to a consultant. The stock options vest immediately and are exercisable at an exercise price of $0.20 per share and may be exercised over five years. The options were valued based on the Black Scholes model. For the year ended December 31, 2018, the Company recorded stock based compensation of $26,317 for such options.

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

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2018 and 2017

Note 9 – Equity (Continued)

Stock Options (Continued)

The options were valued based on the Black Scholes model. For the year ended December 31, 2018, the Company recorded stock based compensation of $182,608 for such options.

On June 22, 2018, the Company granted a total of 1,500,000 stock options to an employees. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One quarter of the options will vest immediately. The remaining 1,125,000 options will vest in equal amounts on each of June 22, 2019, June 22, 2020 and June 22, 2021 provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the year ended December 31, 2018, the Company recorded stock based compensation of $102,090 for such options.

On June 22, 2018, the Company granted a total of 200,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of June 22, 2019, June 22, 2020 and June 22, 2021. The options were valued based on the Black Scholes model. For the year ended December 31, 2018 the Company recorded stock based compensation of $8,432 for such options.

On June 22, 2018, the Company granted a total of 4,000,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One quarter of the options vest on the date of grant, and a further quarter will vest on each of June 22, 2019, June 22, 2020 and June 22, 2021. The options were valued based on the Black Scholes model. For the year ended December 31, 2018, the Company recorded stock based compensation of $265,751 for such options.

On June 22, 2018, the Company granted a total of 4,600,000 stock options to a group of employees, consultants and directors. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. The options vest immediately on grant date. The options were valued based on the Black Scholes model. For the year ended December 31, 2018, the Company recorded stock based compensation of $640,432 for such options.

On July 18, 2018, the Company granted a total of 360,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for ten years. 150,000 of the options vest on the date of grant, and one third of the options will vest at the end of each year of service as at July 18, 2019, 2020 and 2021. The options were valued based on the Black Scholes model. For the year ended December 31, 2018, the Company recorded stock based compensation of $34,548 for such options.

On September 12, 2018, the Company granted a total of 150,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for ten years. 30,000 of the options vest on the date of grant, and 40,000 of the options will vest at the end of each year of service as at September 12, 2019, 2020 and 2021. The options were valued based on the Black Scholes model. For the years ended December 31, 2018, the Company recorded stock based compensation of $8,709 for such options.

On September 14, 2018, the Company granted a total of 105,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.20 per share and expired on April 25, 2023. 15,000 options vested at the end of each 7 months of services. The options were valued based on the Black Scholes model. For the year ended December 31, 2018, the Company recorded stock based compensation of $2,072 for such options.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2018 and 2017

Note 9 – Equity (Continued)

Stock Options (Continued)

On November 22, 2018, the Company granted a total of 250,000 stock options to a consultant. The stock options vest immediately and are exercisable at an exercise price of $0.20 per share and may be exercised over seven years. The options were valued based on the Black Scholes model. For the year ended December 31, 2018, the Company recorded stock based compensation of $212,893 for such options.

	Number of Options	Weighted	Expire date
		Average Exercise
		Price
Balance, December 31, 2016	17,395,896	$0.05
Granted, on May 31, 2017	875,000	0.20	May 31, 2024
Expired, July 1, 2017	(75,000)	0.20	July 1, 2017
Granted, on July 2, 2017	150,000	0.20	July 2, 2024
Granted, on July 12, 2017	260,000	0.20	July 12, 2027
Exercised, on September 25, 2017	(150,000)	0.01	September 25, 2017
Balance, December 31, 2017	18,455,896	$0.04
Granted, on February 13, 2018	231,250	0.20	February 13, 2023
Exercised, on January 28, 2018	(16,665)	0.20
Cancelled, on January 28, 2018	(33,335)	0.20
Expired, on September 28, 2018	(25,000)	0.20
Granted, on June 22, 2018	14,400,000	0.20	June 22, 2025
Exercised, on March 20, 2018	(481,179)	0.01
Exercised, on August 14, 2018	(800,000)	0.01
Granted, on July 18, 2018	360,000	0.20	July 18, 2028
Granted, on September 12, 2018	150,000	0.20	September 12, 2028
Granted, on September 14, 2018	105,000	0.20	April 25, 2023
Granted, on November 22, 2018	250,000	0.20	November 22, 2025
Balance, December 31, 2018	32,595,967	$0.13

The fair value of each option grant is calculated using the following assumptions:

	2018	2017
Expected life – year	5-10	7-10
Interest rate	1.53% - 2.86%	1.60-2.40%
Volatility	65.68% - 94.22%	73.01-90.69%
Dividend yield	--%	--%
Forfeiture rate	--%	--%
Weighted average fair value of options granted	$0.13	$0.13

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2018 and 2017

Note 9 – Equity (Continued)

Stock Options (Continued)As of December 31, 2018, there was approximately $525,483 of compensation expense related to non-vested awards (2017 – $97,974). This expense is expected to be recognized over a weighted average period of 1.31 year (2017 – 1.24) .

The aggregate intrinsic value of vested options outstanding at December 31, 2018 is $2,313,196 (2017 – 2,556,620).

	Outstanding December 31, 2018			Exercisable as at December 31, 2018
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
Exercise	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Price	Options	Price	Life (years)	Options	Price	Life (years)
$0.01	9,750,000	$0.01	3.67	9,750,000	$0.01	3.67
0.01	1,924,717	0.01	1.87	1,924,717	0.01	1.87
0.01	500,000	0.01	0.00	500,000	0.01	0.00
0.20	150,000	0.20	1.31	150,000	0.20	2.34
0.20	120,000	0.20	2.65	120,000	0.20	2.65
0.20	1,610,000	0.20	3.61	1,610,000	0.20	3.61
0.20	75,000	0.20	3.67	75,000	0.20	3.67
0.20	100,000	0.20	3.90	100,000	0.20	3.90
0.20	125,000	0.20	3.92	125,000	0.20	3.92
0.20	100,000	0.20	3.93	100,000	0.20	3.93
0.20	75,000	0.20	4.18	50,000	0.20	4.18
0.20	150,000	0.20	7.35	110,000	0.20	7.35
0.20	800,000	0.20	2.43	506,670	0.20	2.43
0.20	360,000	0.20	4.84	360,000	0.20	4.84
0.20	850,000	0.20	5.42	283,333	0.20	5.42
0.20	150,000	0.20	5.51	50,000	0.20	5.51
0.20	260,000	0.20	8.53	120,000	0.20	8.53
0.20	231,250	0.20	4.12	231,250	0.20	4.12
0.20	4,100,000	0.20	6.48	-	-	6.48
0.20	1,500,000	0.20	6.48	375,000	0.20	6.48
0.20	200,000	0.20	6.48	-	-	6.48
0.20	4,000,000	0.20	6.48	1,000,000	0.20	6.48
0.20	4,600,000	0.20	6.48	4,600,000	0.20	6.48
0.20	360,000	0.20	9.55	150,000	0.20	9.55
0.20	105,000	0.20	4.32	-	0.20	4.32
0.20	150,000	0.20	9.71	30,000	0.20	9.71
0.20	250,000	0.20	6.90	250,000	0.20	6.90
	32,595,967	$0.13	4.95	22,570,970	$0.10	4.31

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2018 and 2017

Note 9 – Equity (Continued)

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

During the year ended December 31, 2017, Savicell investors exchanged 27 Savicell shares for 288,830 of ODT common shares with ODT receiving the Savicell shares so exchanged. Savicell issued 387 shares to settle inter-company debts with ODT.

As at December 31, 2018, Savicell issued 1,467 shares to settle inter-company debts with ODT. The Company, the Warrant holder and the Savicell investors held underlying interests in the equity of Savicell of 87.81%, 10.43% and 1.76%, respectively (December 31, 2017 - 86.65%, 11.42% and 1.93%) .

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2018 and 2017

Note 9 – Equity (Continued)

Savicell’s Common Shares

	Number	Amount
	of Shares

Balance, December 31, 2016	15,063	5,606,110
Shares issued to settle inter-company debts	387	658,711
Balance, December 31, 2017	15,450	6,264,821
Shares issued to settle inter-company debts	1,467	2,494,219

Balance, December 31, 2018	16,917	8,759,040

As the exercise price inherent in the warrant certificate to purchase 1,765 common shares of Savicell is at nominal value, the warrant certificate is valued at the price of the subsequent equity issuance by Savicell ($1,698.97 per share) and the related common shares are considered to be issued and outstanding.

Note 10 – Loss per Share

Both basic and diluted loss per share presented on the face of our consolidated statements of operations. Basic and diluted loss per share are calculated as follows:

	December 31, 2018	December 31,
		2017

Net loss	$(3,587,653)	$(2,264,316)
Weighted average common shares outstanding:
Basic and diluted	120,542,611	110,324,539
Net loss per common share:
Basic and diluted	$(0.03)	$(0.02)

Certain stock options whose terms and conditions are described in Note 9, “Stock Options” could potentially dilute loss per share in the future, but were not included in the computation of diluted loss per share because to do so would have been anti-dilutive. Those anti-dilutive options are as follows.

	2018	2017
Anti-dilutive options	22,570,970	18,405,896

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2018 and 2017

Note 11– Income Taxes

The Company and Savicell are subject to income tax laws in their respective tax jurisdictions, which are the same as their respective place of incorporation.

The following table reconciles the income tax benefit at the U.S. Federal statutory rate to income tax benefit at the Company's effective tax rates.

	For the year ended	For the year ended
	December 31, 2018	December 31, 2017
	$	$
Net loss before tax	(3,587,653)	(2,264,316)
Statutory tax rate	21.00%	34.00%
Expected income tax expense (recovery)	(753,407)	(769,867)
Non-deductible items	364,584	29,374
Change in estimates	(16,400)	1,687,286
Change in enacted tax rate	-	536,617
Foreign tax rate difference	62,224	30,475
Change in valuation allowance	342,999	(1,513,885)
Income tax expense (recovery)	-	-

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax values. Deferred tax assets (liabilities) at December 31, 2018 and 2017 are comprised of the following:

	December 31, 2018	December 31, 2017
	$	$
Net operating loss carryforwards	-	29,867
Convertible debenture	-	(29,867)
Net deferred tax asset (liability)	-	-

Deferred tax assets and liabilities have been offset where they relate to income tax levied by the same taxation authority and the Company has the legal right and intent to offset. Deferred tax assets have not been recognized in respect of the following deductible temporary differences:

	December 31, 2018	December 31, 2017
	$	$
Tax loss carryforwards - USA	3,946,228	3,249,241
Tax loss carryforwards - Israel	7,122,610	6,264,362
Property, plant and equipment - Israel	63,824	68,914
Convertible debenture - USA	4,535	-
Vacation accrual - Israel	37,678	40,057

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2018 and 2017

Note 11– Income Taxes (Continued)

As at December 31, 2018, the Company’s US net operating loss carry forwards total $3,946,228 (2017: $3,249,241). These losses expire as follows:

Expiry	$
2029	3,163
2030	69,495
2031	98,143
2032	390,141
2033	651,369
2034	615,901
2035	553,917
2036	555,992
2037	531,441
Indefinitely	476,666
TOTAL	3,946,228

As at December 31, 2018, the Company’s Israeli net operating loss carry forwards total $7,122,610 (2017 - $6,624,362). These losses carry forward indefinitely.

The deferred tax assets have not been recognized because at this stage of the Company’s development, it is not determinable that future taxable profit will be available against within the Company can utilize such deferred tax assets.

Note 12 – Commitments and Guarantees

The Company was not a guarantor to any parties as at December 31, 2018.

1.

On September 11, 2012, ODT signed an employment agreement with one of the employees, its chief executive officer and President, which agreement entailed an effective date of September 1, 2012. In return for acting as its chief executive officer, the Company will provide him an annual salary of $250,000 together with other benefits and the potential for additional bonuses as declared from time to time by the Company’s board of directors. The agreement is effective until August 31, 2022 unless terminated early in accordance with the termination provisions contained within the employment agreement and subject to agreed severance amounts. In connection with the execution of the employment agreement, the Company issued to him options to purchase 3,750,000 common shares at a price per share of $0.01. The options are exercisable for 10 years. He is eligible for subsequent option grants at the discretion of the board of directors.

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2018 and 2017

Note 12 – Commitments and Guarantees (Continued)

2.

On October 30, 2012, ODT and Savicell signed an employment agreement with one of the employees, its chief operating officer, which agreement entailed an effective date of September 1, 2012. In return for acting as its chief operating officer, the Company will provide him an annual salary of $120,180 (NIS 432,000), together with other fringe benefits including those related to the use of an automobile, health insurance, contributions to government run retirement programs and the potential for additional bonuses as declared from time to time by the Company’s board of directors. The agreement is effective until August 31, 2022 unless terminated early in accordance with the termination provisions contained within the employment agreement and subject to agreed severance amounts. In connection with the execution of the employment agreement, the Company issued to him options to purchase 2,750,000 common shares at a price per share of $0.01. The options are exercisable for 10 years. He is eligible for subsequent option grants at the discretion of the board of directors.

3.

On July 20, 2015, the Company signed an operating lease agreement to lease offices for a period ending July 31, 2018 with an option to renew the lease for an additional period of 2 years. On August 3, 2018, the lease was renewed for an additional two years. The monthly lease expense is $3,372 (NIS 12,121). On July 1, 2018, the Company signed an operating lease agreement for additional office space for a period ending May 31, 2019 with an option to renew the lease for an additional period of 2 years. The monthly lease expense is $1,959 (NIS 7,032). Future minimum lease commitment under the operating lease agreement is approximately $73,863 (NIS 265,168). The Company pledged a bank deposit which is used as a bank guarantee at an amount of $21,875 (NIS 78,531) to secure its payments under the lease agreement.

The minimum future payments for the above commitments are as follows:

	Consulting fee and
Year	Salaries	Office rent	Total

2019	370,180	50,259	420,439
2020	370,180	23,604	393,784
2021	370,180	-	370,180
2022	246,787	-	246,787
2023	-	-	-
Total	$1,357,237	$73,863	$1,431,190

Note 13 – Geographic Information

The Company’s head office is located in the United States (“US”). The operations of the Company are primarily in two geographic areas: the US and Israel. A summary of geographical information for the Company’s long lived assets is as follows:

Period ended December 31, 2018	US	Israel	Total
Long-lived assets	$-	$45,274	$45,274

Year ended December 31, 2017	US	Israel	Total
Long-lived assets	$-	$47,135	$47,135

Online Disruptive Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2018 and 2017

Note 14 – Subsequent Events

1.

On March 4, 2019, the Company issued an aggregate of 1,302,000 units of common shares at a price of $0.20 per share for gross proceeds of $260,400. Each unit comprises one share and one non-transferable common stock share purchase warrant. Each warrant entitles the holder to acquire one additional share of common stock at a price of $0.20 per share for two years.

2.

On March 4, 2019, 500,000 stock options that were previously issued to a consultant were exercised at $0.01 per share with the exercise proceeds being applied to settle an outstanding payable to the consultant.

Note 15 – Reclassification of Prior Year Presentation

Effective January 1, 2018, the Company has adopted ASU 2016-18 to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. Prior year cash flow statements have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operation.

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

Our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2018 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2018 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Our company plans to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2019: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Our current directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Giora Davidovits	Chief Executive Officer, President, Secretary, Treasurer and Director Chief Financial Officer	64	July 30, 2012 October 2, 2012
David Eyal Davidovits	Vice President Business Development Chief Operations Officer Director	51	April 5, 2012 July 30, 2012 November 7, 2012
Shafrira Shai	Executive Vice President, Research and Development	63	July 1, 2018
Benjamin Cherniak	Director	50	August 4, 2010

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

Irit Arbel, Advisory Board member and past Executive Vice President, Research and Development (resigned such post on June 30, 2018)

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

Shafrira Shai: Executive Vice President of Research & Development

Dr. Shai brings to Savicell 20 years of management experience in the areas of advanced medical diagnostics, medical devices, and pharmaceuticals. She gained extensive experience in R&D and medical diagnostic applications from invention to product commercialization of non-invasive medical diagnostic systems. She was the founder of BioShaf Ltd and served as CEO of several start-up companies.

Dr. Shai holds D.Sc. degree from the Faculty of Medicine at the Technion, (the Israeli Institute of Technology). During her five years of Post-Doctoral work at the two top Scientific Institutes in the UK (at NIMR-National Inst. for Medical Research London and at University College London), she gained R&D experience in cancer therapy. Her healthcare experience includes autoimmune diseases, vaccination for Malaria, infertility and ICH (ischemic cerebral hemorrhage).

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2018, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2018;
(b)

each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2018 who had total compensation exceeding US $100,000;

(c)	and up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2018,

who we will collectively refer to as the named executive officers, for the years ended December 31, 2018 and 2017, are set out in the following summary compensation table (in USD):

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Giora Davidovits CEO, CFO, President, Secretary, Treasurer and Director	2018 2017 2016	$250,000 $250,000 $250,000	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$26,106 $26,106 $27,388	Nil Nil Nil	Nil Nil Nil	$276,106 $276,106 $277,388
David Eyal Davidovits VP Business Development, COO, and Director	2018 2017 2016	$116,696 $120,180 $112,276	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$64,385 $28,032 $52,783	Nil Nil Nil	Nil Nil Nil	$181,081 $148,212 $165,059
Irit Arbel Executive Vice President	2018 2017 2016	$64,290 $113,503 $106,039	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$28,801 $16,065 $33,457	Nil Nil Nil	Nil Nil Nil	$93,901 $129,568 $139,496

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Shafrira Shai, Executive Vice President, Research and Development	2018 2017 2016	$42,815 Nil Nil	Nil Nil Ni	Nil Nil Ni	Nil Nil Ni	Nil Nil Nil	Nil Nil Ni	Nil Nil Ni	$42,815 Nil Nil

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

Outstanding Equity Awards at Fiscal Year-End of Named Executive Officers

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2018:

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Giora Davidovits Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director	3,750,000	Nil	$0.01	September 1, 2022
	1,800,000	Nil	$0.20	June 22, 2025
David Eyal Davidovits Vice President Business Development, Chief Operations Officer, and Director	2,750,000	Nil	$0.01	September 1, 2022
	1,400,000	Nil	$0.20	June 22, 2025
Irit Arbel Executive Vice President	2,000,000	Nil	$0.01	September 1, 2022
	500,000	Nil	$0.20	June 22, 2025
Shafrira Shai, Executive Vice President, Research and Development	1,500,000	Nil	$0.20	June 22, 2025

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Director Compensation

The following is a summary of the compensation payable to our directors, who are not named executive officers for the fiscal year ended December 31, 2018:

DIRECTOR COMPENSATION
Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Benjamin Cherniak	Nil	Nil	200,000	Nil	Nil	Nil	27,845

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table sets forth, as of April 1, 2019, certain information known to us with respect to the beneficial ownership of our common stock by (i) each of our directors, (ii) each of our named executive officers (as defined in the “Executive Compensation” section) and current executive officers, (iii) all of our directors and current executive officers as a group, and (iv) each shareholder known by us to be the beneficial owner of more than 5% of our common stock. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Management

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Giora Davidovits 16 Carter Lane Andover, MA 01810 USA	Common stock	23,223,333 Direct (3)	18.45%
David Eyal Davidovits 69 Hashomer Street Zichron, Yaakov, Israel 30900	Common stock	18,870,000 Direct (4)	14.99%
Irit Arbel 6 Hadishon Street Jerusalem, Israel 96956	Common stock	8,640,000 Direct (5)	6.86%
Benjamin Cherniak 3120 S. Durango Drive, Suite305 Las Vegas, NV 89117 USA	Common stock	2,900,000 Direct	2.30%
Shafrira Shai, Hanoter 4, Haifa, Israel	Common stock	Nil N/A	N/A
Directors and Executive Officers as a Group (4 persons)	Common stock	53,633,333	42.61%

Beneficial Holders

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Dr. Borenstien Ltd. No. 18 Rienes St. Tel Aviv, Israel	Common Stock	12,881,500 Direct	10.23%

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

(2)

Based on 125,865,122 shares of common stock issued and outstanding as of April 1, 2019. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(3)	Includes 17,673,333 shares of common stock and 5,550,000 options to purchase shares of common stock exercisable within 60 days.
(4)	Includes 14,720,000 shares of common stock and 4,150,000 options to purchase shares of common stock exercisable within 60 days.
(5)	Includes 6,140,000 shares of common stock and 2,500,000 options to purchase shares of common stock exercisable within 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with related persons

Other than as disclosed below, there have been no transactions since January 1, 2015, or any currently proposed transaction, in which we were or are to be a participant, and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following related persons had or will have a direct or indirect material interest:

(i)	Any director or executive officer of our company;
(ii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
(iii)	Any of our promoters and control persons; and
(iv)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

Name and Position	2018	2017
Giora Davidovits, CEO, CFO	$276,106	$276,106
Eyal Davidovits, COO	$181,081	$148,212
Irit Arbel, VP Research and Business Development (Resigned during FY18)	$93,091	$129,568
Shafrira Shai, New VP Research and Business Development	$42,815	-
Total	$593,094	$553,886

As at December 31, 2018, included in accounts payable and accrued liabilities are amounts of $94,045 (December 31, 2017 - $426,648) that was payable to current officers or directors of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The following table sets forth the fees billed to our company for professional services rendered by MNP LLP, our independent registered public accounting firm for the years ended December 31, 2018 and 2017:

Fees	2018	2017
Audit Fees	$30,871	25,412
Audit Related Fees	13,120	13,861
Tax Fees	nil	nil
Other Fees	nil	nil
Total Fees	$43,991	39,273

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
April 3, 2019

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
April 3, 2019

/s/ Benjamin Cherniak
Benjamin Cherniak
Director
April 3, 2019

/s/ Eyal Davidovits
Eyal Davidovits
Director
April 3, 2019