Form 10-Q
period 2019-03-31
ONLINE DISRUPTIVE TECHNOLOGIES, INC.
filed 2019-06-17
CIK 1498380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

_______________________________________________________________
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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

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
Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of June 10, 2019, there were 127,240,587 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONLINE DISRUPTIVE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2019

(Unaudited)

Online Disruptive Technologies, Inc.
Condensed Interim Consolidated Balance Sheets
(U.S. Dollars)
(Unaudited)

	March 31, 2019	December 31, 2018
	$	$
ASSETS

Current Assets
Cash and Cash Equivalents	60,932	120,245
Restricted Cash (Note 12(3))	30,118	29,185
Prepaid Expenses	19,486	23,467
VAT Receivable	12,979	20,141
Total Current Assets	123,515	193,038

Fixed Assets (Note 4)	42,532	45,274
Right-of-use Assets (Note 3)	89,799	-
Total Assets	255,846	238,312

LIABILITIES

Current Liabilities
Accounts Payable	149,283	194,400
Accrued Liabilities	224,705	196,316
Promissory Note (Note 7)	41,547	50,000
Current Portion of Lease Liability (Note 3)	56,142	-

Total Current Liabilities	471,677	440,716

Convertible Debentures (Note 8)	2,061,388	2,061,388
Convertible Loan (Note 9)	537,000	537,000
Lease Liabilities (Note 3)	34,210	-
Total Liabilities	3,104,275	3,039,104

DEFICIT
Authorized: 20,000,000 Preferred Shares, par value $0.001 500,000,000 Common Shares, par value $0.001 Issued and outstanding: Nil Preferred Shares 125,865,122 Common Shares (December 31, 2018: 124,063,122 Common Shares)	125,865	124,063
Shares Subscription Received	45,797	-
Additional Paid-in Capital	12,793,579	12,340,094
Accumulated Other Comprehensive Loss	35,968	80,946
Deficit	(15,706,997)	(15,255,866)
Deficit Attributable to Shareholders of the Company	(2,705,788)	(2,710,763)
Non-Controlling Interests	(142,641)	(90,029)
Total Deficit	(2,848,429)	(2,800,792)
Total Liabilities and Deficit	255,846	238,312

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Online Disruptive Technologies, Inc.
Condensed Interim Consolidated Statements of Operations and Comprehensive Loss
(U.S. Dollars)
(Unaudited)

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018
	$	$
General and Administrative Expenses
Accounting Fees	7,500	7,500
Audit & Tax Fees	10,451	14,564
Bank Fees	110	136
Consulting Fees	91,701	112,152
Depreciation – Right-of-use Assets (Note 12)	13,374	-
Filing and Transfer Agent Fees	1,550	90
Insurance Expense	5,840	13,217
Marketing Expense	1,098	-
Legal Fees	4,964	3,665
Office and Miscellaneous Expense	2,802	2,970
Payroll Expense	8,916	9,382
Rent Expense	1,890	984
Research and Development Expense (Note 2l, 5)	384,747	266,822
Travel Expenses	2,450	3,667
	537,393	435,149

Other Expenses
Capital Lease Interest Expense (Note 3)	1,175	-
Fair Value Through Profit and Loss on Loan	-	34,978
Interest Accretion	-	122,745
Interest Expense	1,330	56
Foreign Currency (Gain)Loss	(39,168)	2,524
Net Loss and Comprehensive Loss for the period	(500,730)	(595,452)

Other Comprehensive Income
Currency Translation Adjustments	(44,978)	-
Comprehensive Loss for the period	(545,708)	(595,452)

Net Loss Attributable to:
Common Stockholders	(451,131)	(556,809)
Non-Controlling Interests	(49,599)	(38,643)
	(500,730)	(595,452)
Net Comprehensive Loss Attributable to:
Common Stockholders	(491,653)	(556,809)
Non-Controlling Interests	(54,055)	(38,643)
	(545,708)	(595,452)

Basic and Diluted Net Loss per Common Share	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	124,618,189	118,009,579

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Online Disruptive Technologies, Inc.
Condensed Interim Consolidated Statements of Cash Flows
(U.S. Dollars)
(Unaudited)

	Three months	Three months
	ended March	ended March
	31, 2019	31, 2018
	$	$
Cash flow from Operating Activities
Net loss for the period	(500,730)	(595,452)
Adjustment for items not involving cash:
Capital lease interest expense	1,175	-
Stock-based compensation	199,886	74,023
Foreign exchange (gain) loss	(39,168)	2,524
Fair value through profit and loss on loan	-	34,978
Depreciation – Fixed assets	4,188	11,803
Depreciation – Right-of-use Assets	13,374	-
Interest accrued	1,204	122,745
Changes in non-cash working capital items:
Decrease in VAT receivable	7,805	7,788
Decrease in prepaid expense	4,227	1,487
(Decrease) Increase in accounts payable and accrued liabilities	(25,099)	85,760
Net cash used in operating activities	(333,138)	(254,344)
Cash flow from financing activities
Common shares issued, net of issuance costs	255,400	-
Share subscription received	45,797	8,145
Convertible loan issued	-	350,000
Term loan repayment	(10,000)	-

Net cash provided by financing activities	291,197	358,145
Cash flow from investing activities	-	-
Net cash used in investing activities	-	-

Effects of exchange rate changes on cash and cash equivalents	(16,439)	(921)

Net decrease in cash, cash equivalents, and restricted cash	(58,380)	102,880
Cash, cash equivalents, and restricted cash, beginning of period	149,430	232,247
Cash, cash equivalents, and restricted cash, end of period	91,050	335,127
Supplementary Information
Interest Paid	-	-
Income Taxes Paid	-	-

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
March 31, 2019
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

These condensed interim consolidated financial statements have been prepared with the ongoing assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit balance of $348,162 as at March 31, 2019 (working capital deficiency balance December 2018 – $247,678) and an accumulated deficit of $15,706,997. Furthermore, additional future losses are anticipated which raise substantial doubt about the Company’s ability to continue as a going concern. These condensed interim consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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
March 31, 2019
(Unaudited)

Note 2 - Significant Accounting Policies

a)        Basis of Presentation
These condensed interim consolidated financial statements have been prepared for interim financial reporting in conformity with generally accepted accounting principles in the United States of America (“US GAAP”), and are expressed in United States dollars, unless otherwise noted. All adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the three months ended March 31, 2019 have been included.

b)        Principles of Consolidation
These condensed interim consolidated financial statements include the accounts of the Company and its 87.81% (December 31, 2018 – 87.81%) interest in Savicell. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

Significant areas requiring the use of management estimates include assumptions and estimates relating to share-based payments, valuation allowances for deferred tax assets and assessment of lease.

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

e)        Cash and Cash Equivalents
Cash and cash equivalents consist entirely of readily available cash balances. There were no cash equivalents as of March 31, 2019 and December 31, 2018.

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
March 31, 2019
(Unaudited)

Note 2 - Significant Accounting Policies (Continued)

f)        Stock-based Compensation
The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees and non-employees including grants of stock options, to be recognized as expense in the statements of operations based on their grant date fair values. The Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock.

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At March 31, 2019, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
March 31, 2019
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

Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Stock options are considered to be common stock equivalents and were not included in the net loss per share calculation for the quarter ended March 31, 2019 and 2018 because the inclusion of such underlying shares would have had an anti-dilutive effect.

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

As at March 31, 2019, the fair value of cash and cash equivalents was measured using Level 1 inputs, and the fair value of convertible debentures was measured using Level 2 inputs.

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
March 31, 2019
(Unaudited)

Note 2 - Significant Accounting Policies (Continued)

l)        Research and Development Expenses
In the quarter ended March 31, 2019, all research and development costs are charged to expense as incurred. The majority of these costs are in-house expenses related to consulting fees, materials, salaries of employees working on the R&D projects, rent and legal expenses related to patents. A breakdown of the R&D costs is as follows:

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018
	$	$
Research and Development Expenses
Consulting fees	3,699	9,458
Legal fees	4,702	717
Office and Miscellaneous Expense	1,457	5,204
Payroll expense	165,233	154,098
R&D materials and supplies	8,344	14,463
Rent	1,426	8,859
Share-based compensation	199,886	74,023
Total	384,747	266,822

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
March 31, 2019
(Unaudited)

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

q)        Recently Adopted Accounting Pronouncements
In July 2017, the FASB issued ASU 2017-11“Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception” (“ASU 2017-11”). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered, and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to Common Stock holders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company has early adopted the methodologies prescribed by this ASU for the year ended December 31, 2018 and there is no material impact on the Company’s condensed interim consolidated financial statements.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. For entities that early adopted Topic 842, the amendments are effective upon issuance of ASU 2018-10, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. ASU 2018-10 will be effective for use for fiscal years beginning after December 15, 2018. The Company has adopted the methodologies prescribed by this ASU on January 1, 2019 and there is no material impact on the Company’s condensed interim consolidated financial statements.

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

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
March 31, 2019
(Unaudited)

Note 2 - Significant Accounting Policies (Continued)

q)        Recently Adopted Accounting Pronouncements (continued)

The Company has adopted the methodologies prescribed by this ASU on January 1, 2019 and there is no material impact on the Company’s condensed interim consolidated financial statements.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASC 842 which requires lessees to recognize a right-of-use (“ROU”) asset and lease liability on the balance sheet for virtually all leases. From a lessee perspective, ASC 842 retains a dual model requiring leases to be classified as either operating or finance leases for the income statement. Operating leases will result in straight-line expense, and financing leases will have a front-loaded expense pattern with an interest expense component. On January 1, 2019, the Company adopted ASC 842 and all related amendments using the prospective transition approach. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Adoption of the new standard resulted in the recording of lease ROU assets and lease liabilities of approximately $100,069 as of January 1, 2019. In accordance with ASC 842, the Company determines if an arrangement is a lease at inception based on whether there is an identified asset, whether the Company has the right to obtain substantially all of the economic benefits from the use of the asset and whether the Company has the right to direct the use of the asset. Currently, the Company only has operating leases and does not have any financing leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. See note 3, Leases, for further disclosures and detail regarding our operating leases.

r)        Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. For all entities, amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the potential impact this guidance will have on the condensed interim consolidated financial statements, if any.

Note 3 – Adoption of ASC 842, Leases

On January 1, 2019, the Company adopted ASC 842 using the prospective transition approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. The adoption of the lease standard did not result in a cumulative-effect adjustment to opening equity. Results for reporting periods beginning after January 1, 2019 are presented under ASC 842 while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 840, “Leases,” (“ASC 840”).

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
March 31, 2019
(Unaudited)

Note 3 - Adoption of ASC 842, Leases (Continued)

The Company leases office space. For leases with terms greater than 12 months, the Company records the related right-of-use (“ROU”) asset and lease obligation at the present value of lease payments over the term. Leases may include fixed rental escalation clauses, renewal options and / or termination options that are factored into the determination of lease payments when appropriate. The Company’s leases do not usually provide a readily determinable implicit rate; therefore, an estimate of the Company’s incremental borrowing rate is used to discount the lease payments based on information available at the lease commencement date. The discount rate used was 5%.

Operating lease costs during the three months ended March 31, 2019 were $13,997.

The adoption of ASC 842 resulted in the recognition of ROU assets and lease liabilities of approximately $100,069 as of January 1, 2019. As at March 31, 2019, ROU Asset is $89,799, current portion and long term portion of these lease liabilities are $56,142 and $34,210 respectively. The standard did not materially impact the Company’s condensed interim consolidated statement of operations or its condensed interim consolidated statement of cash flows for the three months ended March 31, 2019. See below for the Company’s updated lease policy and the required disclosures under ASC 842. The Company is a lessee in a rental lease that has expiry dates within the next 2 years.

The table below summarizes the remaining expected lease payments under our operating leases as of March 31, 2019.

Future Lease Payments	March 31,
2019
2019	$41,992
2020	42,315
2021	9,654
Less: imputed interest	(3,709)

Present value of operating lease liabilities	$90,352

Update to Lease Policy

Accounting and reporting guidance for leases requires that leases be evaluated and classified as either operating or finance leases by the lessee and as either operating, sales-type or direct financing leases by the lessor. The Company’s operating leases are included in ROU assets, lease liabilities-current portion and lease liability-less current portion in the accompanying consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease.

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
March 31, 2019
(Unaudited)

Note 4 – Fixed Assets

As of March 31, 2019, the fixed assets balance on the consolidated financial statement consist of the following:

	Furniture and	Computer
Cost:	Fixtures	Equipment	Lab Equipment	Total
December 31, 2017	$3,871	$29,325	$49,191	$82,387
Additions	-	9,933	10,897	20,830
Exchange difference	(286)	(2,580)	(4,089)	(6,955)
December 31, 2018	$3,585	$36,678	$55,999	$96,262
Additions	-	-	-	-
Exchange difference	114	1171	1,789	3,074
March 31, 2019	$3,699	$37,849	$57,788	$99,336

	Furniture and	Computer	Lab
Amortization:	Fixtures	Equipment	Equipment	Total
December 31, 2017	$887	$19,497	$14,868	$35,252
Additions	137	6,692	12,311	19,140
Exchange difference	(65)	(1,440)	(1,899)	(3,404)
December 31, 2018	$959	$24,749	$25,280	$50,988
Additions	45	1,093	3,050	4,188
Exchange difference	926	348	354	1,628
March 31, 2019	$1,930	$26,190	$28,684	$56,804

	Furniture and	Computer	Lab
Net Book Value:	Fixtures	Equipment	Equipment	Total
December 31, 2017	$2,984	$9,828	$34,323	$47,135
December 31, 2018	$2,626	$11,929	$30,719	$45,274
March 31, 2019	$1,769	$11,659	$29,104	$42,532

The Company recorded depreciation in R&D materials and supplies in Research and Development expenses as disclosed in Note 2 l).

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
March 31, 2019
(Unaudited)

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

During the quarter ended March 31, 2019, Savicell incurred research and development costs of $384,747 (March 31, 2018 -$266,822) which were included in the consolidated statements of operations and comprehensive loss.

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
March 31, 2019
(Unaudited)

Note 6 – Related Party Transactions

The Company completed the following related party transactions:

During the quarter ended March 31, 2019, the Company incurred consulting fees and salaries of $127,506 (for the quarter ended March 31, 2018 - $140,785) payable to its directors and officers.

As at March 31, 2019, there was $71,782 (December 31, 2018 – $94,045) payable to current officers and directors of the Company.

As at March 31, 2019, included in convertible debentures are amounts of $2,061,388 (December 31, 2018 - $2,061,388) that was entered into with two directors, one consultant, and one key management personnel of the Company (Note 8).

Note 7 – Promissory Note

During the year ended December 31, 2018, the Company issued a promissory note to the spouse of a consultant and former director of the Company for $50,000. The note bears interest at the rate of 10% per annum with an initial maturity date of the earlier of February 28, 2019 or the closing by the Company of an equity financing of at least $250,000. Interest incurred during the three months ended March 31, 2019 is $1,204 (for the quarter ended March 31, 2018 - $nil).

During the quarter ended the Company has repaid $10,000. The remaining balance is due on demand.

Note 8 – Convertible Debentures

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

On December 31, 2018, the Company entered into debt conversion option agreements with two directors, one consultant and one employee of the Company pursuant to which the Company collectively settled debts in the aggregate amount of $843,266 with an unsecured and non- interest bearing convertible debenture. Pursuant to the agreements, these individuals may convert a portion or all of the debt amounts into common shares of the Company at a price per share of $0.20 over a ten-year term.

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
March 31, 2019
(Unaudited)

Note 8 – Convertible Debentures (continued)

The Company evaluated these convertible debentures for derivatives and determined that they do not qualify for derivative treatment. The Company then evaluated the debenture for beneficial conversion features and determined that the convertible debenture issued on April 15, 2015 does contain beneficial conversion features.

The aggregate intrinsic value of the beneficial conversion features was determined to be $852,418. This amount was recorded as a debt discount on April 15, 2015 that is being amortized over the life of the debenture at effective interest rate of 71%. The total debt discount amortization of $852,418 was fully recognised as of December 31, 2018.

	December 31, 2018	Additions	March 31, 2019

Giora Davidovits	$860,293	$-	$860,293
Eyal Davidovits	402,861	-	402,861
Irit Arbel	355,746	-	355,746
Robbie Manis	437,763	-	437,763
Total	$2,056,663	$-	$2,056,663

	December 31, 2018	Additions	March 31, 2019

Convertible debentures	$2,056,663	$-	$2,056,663
Convertible discount	(852,418)	-	(852,418)
Net convertible debentures	1,204,245	-	1,204,245
Interest accretion	852,418	-	852,418
Exchange difference	4,725	-	4,725
Balance	$2,061,388	$-	$2,061,388

Note 9 – Convertible Loan

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
March 31, 2019
(Unaudited)

Note 9 – Convertible Loan (continued)

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

Note 10 – Equity

Common Shares

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

On December 19, 2018, the Company issued an aggregate of 605,585 units at a price of $0.20 per unit. The total proceeds consist of $95,000 which was previously recorded as a share subscription received on the balance sheet with the remaining gross proceed of $26,117 received in 2018. Each unit comprises one share and one non-transferable common stock share purchase warrant. Each warrant entitles the holder to acquire one additional share of common stock at a price of $0.20 per share until December 19, 2020.On December 19, 2018, the Company issued an aggregate of 500,000 units at a price of $0.20 per unit for total proceeds of $100,000. Each unit comprises one share and one non-transferable common stock share purchase warrant. Each warrant entitles the holder to acquire of $0.20 per share until December 19, 2020.

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
March 31, 2019
(Unaudited)

Note 10 – Equity (continued)

Common Shares (continued)

On March 4, 2019, the Company issued an aggregate of 1,252,000 common shares at a price of $0.20 per share for gross proceeds of $250,400.

On March 4, 2019, the Company issued 50,000 shares at $0.20 per share for an aggregate amount of $10,000, for proceeds received in previous year.

On March 4, 2019, an employee exercised 500,000 options and accordingly received 500,000 common shares at an exercise price of $0.01 per share for aggregate consideration of $5,000.

As at March 31, 2019, the Company has 125,865,122 common shares (December 31, 2018 – 124,063,122) issued and outstanding.

Warrants

A summary of warrants as at March 31, 2019 and December 31, 2018 is as follows:

		Warrant Outstanding

		Weighted Average
	Number of warrant	Exercise Price
Balance, December 31, 2018	5,186,835	$0.20
Issued	-	0.20
Balance, March 31, 2019	5,186,835	$0.20

Number Outstanding	Weighted Average	Expiry Date	Weighted Average
	Exercise Price		Remaining Life
1,693,750	$0.20	April 3, 2019	0.00
2,300,000	$0.20	September 7, 2020	1.44
87,500	$0.20	September 17, 2021	2.47
1,105,585	$0.20	December 19, 2020	1.72
5,186,835	$0.20		1.05

Preferred Shares

The Company has authorized 20,000,000 preferred shares at a par value of $0.001 per share. No preferred shares have been issued by the Company and accordingly none are outstanding.

Stock Options

In August 2015 the Company granted a total of 1,730,000 stock options to four advisors of the Company. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for six-seven years. One third of the options will vest at end of each completed year for which the consultant provides the services. The options were valued based on the Black Scholes model. For quarter ended March 31, 2019, the Company recorded stock based compensation of nil (2018: $9,382) for such options.

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
March 31, 2019
(Unaudited)

Note 10 – Equity (Continued)

Stock Options (continued)

On November 22, 2015 the Company granted a total of 50,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest at the grant date of each of November 22, 2016, November 22, 2017 and November 22, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For quarter ended March 31, 2019, the Company recorded stock based compensation of nil (2018: $3,392) for such options.

On December 1, 2015 the Company granted a total of 125,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest at the grant date of each of December 1, 2016, December 1, 2017 and December 1, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For quarter ended March 31, 2019, the Company recorded stock based compensation of nil (2018: $1,987) for such options.

On December 6, 2015 the Company granted a total of 100,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest at the grant date of each of December 6, 2016, December 6, 2017 and December 6, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For quarter ended March 31, 2019, the Company recorded stock based compensation of nil (2018: $1,658) for such options.

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

On March 7, 2016 the Company granted a total of 75,000 stock options to two employees. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For year quarter ended March 31, 2019, the Company recorded stock based compensation of $126 (2018: $843) for such options.

On May 5, 2016 the Company granted a total of 150,000 stock options to an consultant. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for ten years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the quarter ended March 31, 2019 the Company recorded stock based compensation of $456 (2018: $2,086) for such options.

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
March 31, 2019
(Unaudited)

Note 10 – Equity (Continued)

Stock Options (continued)

On June 6, 2016 the Company granted a total of 800,000 stock options to a consultant. The stock options are exercisable at the exercise price of $0.20 per share and may be exercised for five years. 480,000 of the options so granted will vest as to one quarter of such options at the end of each completed year that the consultant provides the services. The remaining 320,000 options will be fully vested when the consultant has completed the provision of a minimum of 600 blood samples of lung cancer and control patients during the 4 years following June 6, 2016. One twelfth of these options will vest upon each 50 blood samples having been delivered by the consultant to the Company. The options were valued based on the Black Scholes model. For the quarter ended March 31, 2019, 533,337 option vested and the Company recorded stock based compensation of $5,454 (2018: $12,434) for such options.

On November 1, 2016, the Company granted a total of 360,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One half of the options will vest immediately and one-half shall vest on the on the first anniversary date of grant provided the grantee remains a board member of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the quarter ended March 31, 2019, the Company recorded stock based compensation of nil (2017: $21,491).

On May 31, 2017, the Company granted a total of 875,000 stock options to six employees. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the quarter ended March 31, 2019, the Company recorded stock based compensation of $7,918 (2018: $47,930) for such options.

On July 2, 2017, the Company granted a total of 150,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of the first, second and third anniversaries of the grant date provided the provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the quarter ended March 31, 2019, the Company recorded stock based compensation of $1,408 (2018: $9,144) for such options.

On July 12, 2017, the Company granted a total of 260,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for ten years. 50,000 options vested on grant date. Off the remaining 210,000, one third of the options will vest on each of the first, second and third anniversaries of the grant date provided the employee remains a consultant of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the quarter ended March 31, 2019, the Company recorded stock based compensation of $2,075 (2018: $12,314) for such options.

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
March 31, 2019
(Unaudited)

Note 10 – Equity (Continued)

Stock Options (continued)

On February 13, 2018, the Company granted a total of 231,250 stock options to a consultant. The stock options vest immediately and are exercisable at an exercise price of $0.20 per share and may be exercised over five years. The options were valued based on the Black Scholes model. For the quarter ended March 31, 2019, the Company recorded stock based compensation of nil (2018: $26,317) for such options.

On June 22, 2018, the Company granted a total of 4,100,000 stock options to a group of employees. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant, namely June 22, 2019, June 22, 2020 and June 22, 2021 provided the employees remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the quarter ended March 31, 2019, the Company recorded stock based compensation of $85,968 (2018: $182,608) for such options.

On June 22, 2018, the Company granted a total of 1,500,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One quarter of the options will vest immediately. The remaining 1,125,000 options will vest in equal amounts on each of June 22, 2019, June 22, 2020 and June 22, 2021 provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the quarter ended March 31, 2019, the Company recorded stock based compensation of $23,487 (2018; $102,090) for such options.

On June 22, 2018, the Company granted a total of 200,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of June 22, 2019, June 22, 2020 and June 22, 2021. The options were valued based on the Black Scholes model. For the quarter ended March 31, 2019, the Company recorded stock based compensation of $3,953 (2018: $8,432) for such options.

On June 22, 2018, the Company granted a total of 4,000,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One quarter of the options vest on the date of grant, and a further quarter will vest on each of June 22, 2019, June 22, 2020 and June 22, 2021. The options were valued based on the Black Scholes model. For the quarter ended March 31, 2019, the Company recorded stock based compensation of $59,288 (2018: $265,751) for such options.

On June 22, 2018, the Company granted a total of 4,600,000 stock options to a group of employees, consultants and directors. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. The options vest immediately on grant date. The options were valued based on the Black Scholes model. For the quarter ended March 31, 2019, the Company recorded stock based compensation of nil (2018: $640,896) for such options.

On July 18, 2018, the Company granted a total of 360,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for ten years. 150,000 of the options vest on the date of grant, and one third of the options will vest at the end of each year of service as at July 18, 2019, 2020 and 2021. The options were valued based on the Black Scholes model. For the quarter ended March 31, 2019, the Company recorded stock based compensation of $5,025 (2018: $34,548) for such options.

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
March 31, 2019
(Unaudited)

Note 10 – Equity (Continued)

Stock Options (continued)

On September 12, 2018, the Company granted a total of 150,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for ten years. 30,000 of the options vest on the date of grant, and 40,000 of the options will vest at the end of each year of service as at September 12, 2019, 2020 and 2021. The options were valued based on the Black Scholes model. For the quarter ended March 31, 2019, the Company recorded stock based compensation of $2,966 (2018: $8,710) for such options.

On September 14, 2018, the Company granted a total of 105,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.20 per share and expired on April 25, 2023. 15,000 options vested at the end of each 7 months of services. The options were valued based on the Black Scholes model. For the quarter ended March 31, 2019, the Company recorded stock based compensation of $1,727 (2018: $2,072) for such options.

On November 22, 2018, the Company granted a total of 250,000 stock options to a consultant. The stock options vest immediately and are exercisable at an exercise price of $0.20 per share and may be exercised over seven years. The options were valued based on the Black Scholes model. For the quarter ended March 31, 2019, the Company recorded stock based compensation of nil (2018: $212,893) for such options.

The fair value of each option grant is calculated using the following assumptions:

	2019	2018
Expected life – year	5-10	5-10
Interest rate	1.53% - 2.86%	1.53% - 2.86%
Volatility	55.54% - 77.08%	65.68% - 94.22%
Dividend yield	--%	--%
Forfeiture rate	--%	--%
Weighted average fair value of options granted	$0.13	$0.13

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
March 31, 2019
(Unaudited)

Note 10 – Equity (Continued)

Stock Options (continued)

	Number of Options	Weighted	Expire date
		Average Exercise
		Price
Balance, December 31, 2016	17,345,896	$0.05
Granted, on May 31, 2017	875,000	0.20	May 31, 2024
Expired, July 1, 2017	(75,000)	0.20	July 1, 20177
Granted, on July 2, 2017	150,000	0.20	July 2, 2024
Granted, on July 12, 2017	260,000	0.200	July 12, 2027
Exercised, on September 25, 2017	(150,000)	0.01	September 25, 2017
Balance, December 31, 2017	18,405,896	$0.04
Granted, on February 13, 2018	231,250	0.20	February 13, 2023
Exercised, on January 28, 2018	(16,665)	0.20
Cancelled, on January 28 2018	(33,335)	0.20
Exercised, on March 20, 2018	(481,179)	0.001
Granted, on June 22, 2018	14,400,000	0.20	June 22, 2025
Granted, on July 18, 2018	360,000	0.20	July 18, 2028
Exercised, on August 14, 2018	(800,000)	0.01
Granted, on September 12, 2018	150,000	0.20	September 12, 2028
Granted, on September 14, 2018	105,000	0.20	April 25, 2023
Expired, on September 28, 2018	(25,000)	0.20
Granted, on November 22, 2018	250,000	0.20	November 22, 2025
Balance, December 31, 2018	32,545,967	$0.13
Exercised on March 04, 2019	(500,000)	0.20
Balance, March 31, 2019	32,045,967	$0.13

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
March 31, 2019
(Unaudited)

Note 10 – Equity (Continued)

Stock Options (continued)

	Outstanding March 31, 2019			Exercisable as at March 31, 2019
		30, 2015	Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
Exercise	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Price	Options	Price	Life (years)	Options	Price	Life (years)
$0.01	9,750,000	$0.01	3.42	9,750,000	$0.01	3.42
0.01	1,924,717	0.01	1.62	1,924,717	0.01	1.62
0.20	150,000	0.20	2.10	150,000	0.20	1.07
0.20	120,000	0.20	3.41	120,000	0.20	2.41
0.20	1,610,000	0.20	3.36	1,610,000	0.20	3.37
0.20	75,000	0.20	3.42	75,000	0.20	3.42
0.20	50,000	0.20	3.65	50,000	0.20	3.65
0.20	125,000	0.20	3.67	125,000	0.20	3.67
0.20	100,000	0.20	3.69	100,000	0.20	3.69
0.20	75,000	0.20	3.94	75,000	0.20	3.94
0.20	150,000	0.20	7.10	110,000	0.20	7.10
0.20	800,000	0.20	2.19	480,000	0.20	2.19
0.20	360,000	0.20	4.59	360,000	0.20	4.59
0.20	850,000	0.20	5.17	283,333	0.20	5.17
0.20	150,000	0.20	5.21	50,000	0.20	5.26
0.20	260,000	0.20	8.23	120,000	0.20	8.29
0.20	231,250	0.20	3.88	231,250	0.20	3.88
0.20	4,100,000	0.20	6.23	-	-	6.23
0.20	1,500,000	0.20	6.24	375,000	0.20	6.23
0.20	200,000	0.20	6.24	-	-	6.23
0.20	4,000,000	0.20	6.24	1,000,000	0.20	6.23
0.20	4,600,000	0.20	6.24	4,600,000	0.20	6.23
0.20	360,000	0.20	9.31	150,000	0.20	9.31
0.20	105,000	0.20	4.07	15,000	0.20	4.07
0.20	150,000	0.20	9.46	30,000	0.20	9.46
0.20	250,000	0.20	6.65	250,000	0.20	6.65
	32,045,967	$0.13	4.78	22,034,300	$0.10	4.16

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
March 31, 2019
(Unaudited)

Note 10 – Equity (Continued)

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

During the year ended December 31, 2018, Savicell issued 1,467 shares to settle inter-company debts with ODT. The Company, the Warrant holder and the Savicell investors held underlying interests in the equity of Savicell of 87.81%, 10.43% and 1.76%, respectively (December 31, 2017 - 86.65%, 11.42% and 1.93%).

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
March 31, 2019
(Unaudited)

Note 10 – Equity (Continued)

Non-Controlling Interests (continued)

As at March 31, 2019, The Company, the Warrant holder and the Savicell investors held underlying interests in the equity of Savicell of 87.81%, 10.43% and 1.76%, respectively (December 31, 2018 – 87.81%, 10.43% and 1.76%).

Savicell’s Common Shares

	Number	Amount
	of Shares

Balance, December 31, 2016	15,063	5,606,110
Shares issued to settle inter-company debts	387	658,711

Balance, December 31, 2017	15,450	6,264,821
Shares issued to settle inter-company debts	1,467	2,494,219

Balance, March 31, 2019 and December 31, 2018	16,917	8,759,040

As the exercise price inherent in the warrant certificate to purchase 1,765 common shares of Savicell is at nominal value, the warrant certificate is valued at the price of the subsequent equity issuance by Savicell ($1,698.97 per share) and the related common shares are considered to be issued and outstanding.

Note 11 – Loss per Share

We present both basic and diluted income per share on the face of our consolidated statements of operations. Basic and diluted income per share are calculated as follows:

	March 31, 2019	December 31,
		2018

Net loss	$(505,771)	$(3,587,653)
Weighted average common shares outstanding:
Basic and diluted	124,618,189	120,542,611
Net loss per common share:
Basic and diluted	$(0.00)	$(0.03)

Certain stock options whose terms and conditions are described in Note 10, “Stock Options” could potentially dilute basic and dilute loss per share in the future, but were not included in the computation of diluted loss per share because to do so would have been anti-dilutive. Those anti-dilutive options are as follows.

	March 31, 2019	December 31, 2018

Anti-dilutive options	22,034,300	22,570,970

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
March 31, 2019
(Unaudited)

Note 12 – Commitments and Guarantees

The Company was not a guarantor to any parties as at March 31, 2019.

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

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
March 31, 2019
(Unaudited)

Note 12 – Commitments and Guarantees (continued)

The minimum future payments for the above commitments are as follows:

	Consulting fee and
Year	Salaries	Office rent	Total

2019	277,635	41,992	319,627
2020	370,180	42,315	412,495
2021	370,180	9,654	379,834
2022	246,787	-	246,787
2023	-	-	-
Total	$1,264,782	$93,961	$1,358,743

Note 13 – Geographic Information

The Company’s head office is located in the United States (“US”). The operations of the Company are primarily in two geographic areas: the US and Israel. A summary of geographical information for the Company’s long-lived assets are as follows:

Period ended March 31, 2019	US	Israel	Total
Long-lived assets	$-	$42,532	$42,532

Year ended December 31, 2018	US	Israel	Total
Long-lived assets	$-	$45,274	$45,274

Note 14 – Subsequent Events

1.

On April 12, 2019, the Company issued an aggregate of 618,985 units of common shares at a price of $0.20 per share for gross proceeds of $123,797. Each unit comprises one share and one non-transferable common stock share purchase warrant. Each warrant entitles the holder to acquire one additional share of common stock at a price of $0.20 per share for two years.

2.

On April 12, 2019, one shareholder of Savicell exercised his right to convert his shareholding in Savicell into common shares of the Company. Accordingly, the Company issued 756,480 common shares at $0.20 per share. Total book value of the issued common shares is $151,296.

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

Our Current Business

Savicell

Savicell is a Liquid ImmunoBiopsyTM company that targets early, non-invasive (blood test) detection of multiple diseases with a patented immunometabolism platform. In addition, it may be used to track/predict treatment effectiveness, including immunotherapy. This exciting field of “immunometabolism” is emerging in pharmaceutical development, given that a normal metabolic state of the immune system is linked to its ability to combat infectious disease and cancer. There are growing publications linking the spectrum of immune system metabolic states as a basis for categorizing human disease. Savicell is at the forefront of developing diagnostics in this new space. This is an important differentiator in the multi-billion liquid biopsy market as it gives Savicell a very strong capability for early stage detection where other liquid biopsy technologies have difficulties.

Initially, Savicell is focused on the multibillion-dollar cancer diagnosis market. Savicell deploys Well-Shield™ technology, a Liquid ImmunoBiopsy™ diagnostic platform. In contrast to existing technologies that evaluate secretions of cancer cells, Well-Shield’s ImmunoBiopsy platform receives data directly from the immune system. Importantly, Well-Shield is different in that it is a functional test measuring the metabolic activation profile of the immune system as an indicator of disease status. As an immune system metabolic test, it is inherently suited for early detection.

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

Expenses

For the three months ended March 31, 2019 and 2018, we incurred the following general and administrative expenses:

		Three months
	Three months ended	ended March 31,
	March 31, 2019	2018
	(Unaudited)	(Unaudited)
	$	$
General and Administrative Expenses
Accounting Fees	7,500	7,500
Audit & Tax Fees	10,451	14,564
Bank Fees	110	136
Consulting Fees	91,701	112,152
Depreciation – Right-of-use Assets	13,374	-
Filing and Transfer Agent Fees	1,550	90
Insurance Expense	5,840	13,217
Marketing Expense	1,098	-
Legal Fees	4,964	3,665
Office and Miscellaneous Expense	2,802	2,970
Payroll Expense	8,916	9,382
Rent Expense	1,890	984
Research and Development Expense	384,747	266,822
Travel Expenses	2,450	3,667
	537,393	435,149

Three-Month Period Ended March 31, 2019

Our expenses increased by approximately 23% during the three months ended March 31, 2019 compared to the same period in 2018. This increase resulted primarily from (a) a large increase in research and development expenses that related primarily to an increase in share-based compensation payable to employees and consultants engaged in the ongoing research and development as well as corporate activities; (b) the recognition in the current quarter of amortization expense related to the right of use asset associated with the company’s leased premises; and (c) mitigation of the expense increases due to (i) a reduction in audit and tax fees; (ii) a reduction in consulting fees (iii) a reduction in insurance expense recognized during the relevant periods; and (iv) small reductions in payroll expenses as well as travel expenses.

Liquidity And Capital Resources

Working Capital

	March 31, 2019 $	December 31, 2018 $
Total Current Assets	123,515	193,038
Total Current Liabilities	471,677	440,716
Working Capital (Deficiency)	(348,162)	(247,678)

Our operations consumed more cash in the first 3 months of 2019 as compared to the corresponding 3 months in 2018. Furthermore, we raised fewer financing dollars between debt and equity issuances in the first 3 months of 2019 compared to 2018. Overall, we saw a decrease in our working capital position relative to our most recent year end, December 31, 2018 of about $100,484.

Given that we are incurring significant monthly cash operating expenses, there is a need to raise additional financing in the short term as current cash balances are not sufficient to sustain our operations. Efforts are ongoing to secure additional convertible debt and equity financing and we are hopeful to realize such transactions imminently.

Recent Financings

On March 4, 2019, we sold 1,302,000 common share units at a price of US$0.20 per unit for gross proceeds of US$260,400. Each unit comprises one share and one non-transferable common stock share purchase warrant. Each warrant entitles the holder to acquire one additional share of common stock at a price of $0.20 per share for two years. We issued the units to one U.S. person in reliance upon Rule 506 of Regulation D of the Securities Act of 1933, as amended, and to five non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On April 12, 2019, we sold 618,985 shares of common stock at a price of US$0.20 per share for gross proceeds of US$123,797. We issued the common shares to one U.S. person in reliance upon Rule 506 of Regulation D of the Securities Act of 1933, as amended, and to two non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

Cash Flows

		Three months
	Three months ended	ended March 31,
	March 31, 2019	2018
	$	$
Net Cash (Used in) Operating Activities	(333,138)	(254,344)
Net Cash Provided by Financing Activities	291,197	358,145
Net Cash (Used in) Investing Activities	-	-

Cash (Used in) Operating Activities

The increase in cash used in operating activities compared to the same period last year is due primarily to increased research and development expenses.

Cash Provided by Financing Activities

The decrease in cash provided by financing activities compared to the same period last year results primarily from the fact that the debt financing raised in the first quarter of 2018 exceeded the equity financing raised in the first quarter of 2019.

Cash Used in Investing Activities

No funds were used in purchasing capital assets during the first quarter of 2019.

Plan of Operation

We are an early-stage company. There exists substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our expenses. This is because we have not generated any revenues and no material revenues are anticipated until we further develop our business. There is no assurance we will reach this point.

Our primary objectives for the next twelve-month period are to further develop the Technology and to advance the Technology and the related clinical testing. The pace at which we will advance the development of the Technology will depend, in part, on the quantum of additional financing that we are able to raise within the balance of 2019. Once such amount becomes known, we will be in a position to estimate the overall expenditure profile for the ensuing 12 months.

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we may be forced to cease the operation of our business.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at March 31, 2019, our company has accumulated deficit of $15,706,997 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next 12 months.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. This evaluation was implemented under the supervision and with the participation of our Chief Executive Officer.

Based on this evaluation, management concluded that, as of March 31, 2019, our disclosure controls and procedures are not fully effective. The ineffectiveness of our disclosure controls and procedures was due to the existence of material weaknesses identified in our annual report on Form 10-K filed with the SEC on April 3, 2019. As we continue to grow we are adding additional personnel in key positions, including accounting, that will enable us to improve our overall control procedures.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not generated any revenue from operations since our incorporation. We expect that our operating expenses will increase over the next 12 months as we continue to ramp-up the scope of our business operations and work toward the commercialization of the Technology. We estimate our average monthly expenses over the next 12 months to be approximately $100,000-$120,000 ($1,200,000-$1,440,000 for the ensuing year), which includes the sum of (a) ongoing research and development expenses; (b) general and administrative expenses; and (c) capital asset acquisitions in furtherance of our product development initiatives. On March 31, 2019, we had cash and cash equivalents of $60,932. As of March 31, 2019, we had total current liabilities of $471,676. We currently have negative working capital of $348,161 with a significant portion of the current liabilities representing salary and consulting fees owing to management and consultants which have been forestalled. If we are unable to meet our financial obligations, we could be forced to restructure or refinance, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 4, 2019, we sold 1,302,000 common shares at a price of US$0.20 per share for gross proceeds of US$260,400. We issued the shares of common stock to one U.S. person in reliance upon Rule 506 of Regulation D of the Securities Act of 1933, as amended, and to five non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On April 12, 2019, we sold 618,985 shares of common stock at a price of US$0.20 per share for gross proceeds of US$123,797. We issued the shares of common stock to one U.S. person in reliance upon Rule 506 of Regulation D of the Securities Act of 1933, as amended, and to two non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

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

June 17, 2019