Form 10-Q
period 2019-06-30
ONLINE DISRUPTIVE TECHNOLOGIES, INC.
filed 2019-11-05
CIK 1498380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

_____________________________________________________________
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
Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:
As of November 5, 2019, there were 132,300,597 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONLINE DISRUPTIVE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED JUNE 30, 2019

(Unaudited)

Online Disruptive Technologies, Inc.
Condensed Interim Consolidated Balance Sheets
(U.S. Dollars)
(Unaudited)

	June 30, 2019	December 31, 2018
	$	$
ASSETS

Current Assets
Cash and Cash Equivalents	121,980	120,245
Restricted Cash (Note 12(3))	30,976	29,185
Prepaid Expenses	13,776	23,467
VAT Receivable	22,591	20,141
Total Current Assets	189,323	193,038

Fixed Assets (Note 4)	39,054	45,274
Right-of-use Assets (Note 3)	76,964	-
Total Assets	305,341	238,312

LIABILITIES

Current Liabilities
Accounts Payable	226,289	194,400
Accrued Liabilities	184,005	196,316
Promissory Note (Note 7)	42,544	50,000
Current Portion of Lease Liability (Note 3)	57,181	-

Total Current Liabilities	510,019	440,716

Convertible Debentures (Note 8)	2,061,388	2,061,388
Convertible Loan (Note 9)	603,201	537,000
Lease Liabilities (Note 3)	25,769	-
Total Liabilities	3,200,377	3,039,104

DEFICIT
Authorized: 20,000,000 Preferred Shares, par value $0.001 500,000,000 Common Shares, par value $0.001 Issued and outstanding: Nil Preferred Shares 127,240,587 Common Shares (December 31, 2018: 124,063,122 Common Shares)	127,241	124,063
Shares Subscription Received	414,000	-
Additional Paid-in Capital	13,042,422	12,340,094
Accumulated Other Comprehensive Loss	(14,019)	80,946
Deficit	(16,265,714)	(15,255,866)
Deficit Attributable to Shareholders of the Company	(2,696,070)	(2,710,763)
Non-Controlling Interests	(198,966)	(90,029)
Total Deficit	(2,895,036)	(2,800,792)
Total Liabilities and Deficit	305,341	238,312

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Online Disruptive Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(U.S. Dollars)
(Unaudited)

	Three months	Three months	Six months	Six months
	ended June 30,	ended June 30,	ended June	ended June
	2019	2018	30, 2019	30, 2018
General and Administrative Expenses	$	$	$	$
Accounting Fees	7,500	7,500	15,000	15,000
Audit & Tax Fees	30,182	57,882	40,633	72,446
Bank Fees	302	229	412	365
Consulting Fees	91,816	91,651	183,517	203,803
Lease Expense (note 12)	4,090	-	17,464	-
Filing and Transfer Agent Fees	7,077	3,776	8,626	3,866
Insurance Expense	2,479	1,297	8,320	14,514
Marketing Expense	3,321	-	4,419	-
Legal Fees	3,776	6,379	8,740	10,044
Office and Miscellaneous Expense	1,452	960	6,144	4,914
Payroll Expense	9,020	9,078	17,936	18,460
Research and Development Expense (Note 2l, 5)	402,507	1,137,940	787,253	1,404,762
Travel Expenses	7,821	3,668	10,271	7,335
	571,343	1,320,360	1,108,735	1,755,509

Other Expense
Lease Liability Expense (Note 3)	1,168	-	2,343	-
Fair Value through Profit and Loss on Loan	-	(17,924)	-	17,054
Interest Accretion	-	25,817	-	148,562
Interest Expense	67,439	46	68,769	102
Foreign Currency (Gain) Loss	(29,045)	63,419	(68,212)	65,943
Net Loss for the period	(610,905)	(1,391,718)	(1,111,635)	(1,987,170)

Other Comprehensive Income
Currency Translation Adjustments	(49,987)	56,525	(94,965)	56,525
Comprehensive Loss for the period	(660,892)	(1,335,193)	(1,206,600)	(1,930,645)

Net Loss attributable to:
Common Stockholders	(558,717)	(1,228,515)	(1,009,848)	(1,785,324)
Non-Controlling Interests	(52,188)	(163,203)	(101,787)	(201,846)
	(610,905)	(1,391,718)	(1,111,635)	(1,987,170)
Net Comprehensive Loss Attributable to:
Common Stockholders	(604,464)	(1,177,733)	(1,096,117)	(1,734,542)
Non-Controlling Interests	(56,428)	(157,460)	(110,483)	(196,103)
	(660,892)	(1,335,193)	(1,206,600)	(1,930,645)

Basic and Diluted Net Loss per Common Share	(0.01)	(0.01)	(0.02)	(0.02)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	127,072,475	119,615,259	125,855,343	119,388,085

The accompanying notes are an integral part of the Condensed Interim Consolidated Financial Statement

Online Disruptive Technologies, Inc.
Condensed Interim Consolidated Statements of Cash Flows
(U.S. Dollars)
(Unaudited)

	Six months	Six months
	ended June	ended June 30,
	30, 2019	2018
Cash flow from Operating Activities	$	$
Net loss for the period	(1,111,635)	(1,987,170)
Adjustment for items not involving cash:
Lease expense	19,807	-
Stock-based compensation	387,617	953,148
Foreign exchange (gain) loss	(68,212)	65,942
Fair value through profit and loss on loan	-	17,278
Depreciation – Fixed assets	8,453	11,169
Interest accrued	68,769	148,562
Changes in non-cash working capital items:
(Increase) Decrease in VAT receivable	(1,423)	7,385
Decrease in prepaid expense	10,085	1,487
(Decrease) Increase in accounts payable and accrued liabilities	(19,576)	173,714
Net cash used in operating activities	(706,115)	(608,485)
Cash flow from financing activities
Common shares issued, net of issuance costs	310,740	4,812
Share subscription received (note 10)	414,000	3,333
Convertible loan issued	-	537,000
Term loan repayment	(10,000)	-

Net cash provided by financing activities	714,740	545,145
Cash flow from investing activities	-	-
Cash utilized in purchase of assets	-	(625)
Net cash used in investing activities	-	(625)

Effects of exchange rate changes on cash and cash equivalents	(5,099)	5,730

Net increase (decrease) in cash, cash equivalents, and restricted cash	3,526	(58,235)
Cash, cash equivalents, and restricted cash, beginning of period	149,430	232,247
Cash, cash equivalents, and restricted cash, end of period	152,956	174,012
Supplementary Information
Interest Paid	-	-
Income Taxes Paid	-	-

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
June 30, 2019
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

These condensed interim consolidated financial statements have been prepared with the ongoing assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit balance of $320,696 as at June 30, 2019 (working capital deficiency balance December 2018 – $247,678) and an accumulated deficit of $16,265,714. Furthermore, additional future losses are anticipated which raise substantial doubt about the Company’s ability to continue as a going concern. These condensed interim consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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
June 30, 2019
(Unaudited)

Note 2 - Significant Accounting Policies

a)        Basis of Presentation
These condensed interim consolidated financial statements have been prepared for interim financial reporting in conformity with generally accepted accounting principles in the United States of America (“US GAAP”), and are expressed in United States dollars, unless otherwise noted. All adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the six months ended June 30, 2019 have been included.

b)        Principles of Consolidation
These condensed interim consolidated financial statements include the accounts of the Company and its 87.87% (December 31, 2018 – 87.81%) interest in Savicell. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

e)        Cash and Cash Equivalents
Cash and cash equivalents consist entirely of readily available cash balances. There were no cash equivalents as of June 30, 2019 and December 31, 2018.

f)        Restricted cash
Restricted cash mainly consists of cash reserve and security deposits required for rental office.

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
June 30, 2019
(Unaudited)

Note 2 - Significant Accounting Policies (Continued)

g)        Stock-based Compensation
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

h)        Stock for Services
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

i)        Income Taxes
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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At June 30, 2019, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
June 30, 2019
(Unaudited)

Note 2 - Significant Accounting Policies (Continued)

j)        Comprehensive Income (Loss)
The Company accounts for comprehensive income under the provisions of ASC Topic 220-10, Comprehensive Income - Overall, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statements of Operations and Comprehensive Loss.

k)        Earnings (Loss) Per Share
Basic loss per share is computed on the basis of the weighted average number of common shares outstanding during each period.

Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Stock options are considered to be common stock equivalents and were not included in the net loss per share calculation for the three and six months ended June 30, 2019 and 2018 because the inclusion of such underlying shares would have had an anti-dilutive effect.

l)        Financial Instruments and Fair Value of Financial Instruments
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

As at June 30, 2019, the fair value of cash and cash equivalents was measured using Level 1 inputs, and the fair value of convertible debentures was measured using Level 2 inputs.

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

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
June 30, 2019
(Unaudited)

Note 2 - Significant Accounting Policies (Continued)

m)        Research and Development Expenses
In the quarter ended June 30, 2019, all research and development costs are charged to expense as incurred. The majority of these costs are in-house expenses related to consulting fees, materials, salaries of employees working on the R&D projects, rent and legal expenses related to patents. A breakdown of the R&D costs is as follows:

	Six months	Six months	Three months	Three months
	ended June 30,	ended June 30,	ended June 30,	ended June 30,
	2019	2018	2019	2018
Research and Development	$	$	$	$
Expenses
Consulting fees	23,809	14,900	20,110	5,441
Legal fees	13,835	8,306	9,133	7,590
Office and Miscellaneous Expense	4,175	6,947	2,718	1,743
Payroll expense	312,915	387,638	147,682	233,540
R&D materials and supplies	42,865	16,326	34,521	1,863
Rent	2,037	17,497	612	8,638
Share-based compensation	387,617	953,148	187,731	879,125
Total	787,253	1,404,762	402,507	1,137,940

Savicell’s financing commitment related to the License and Research Funding Agreement (as defined in Note 4 below) entered into with Ramot at Tel Aviv University was completely fulfilled by December 31, 2015.

n)        Fixed Assets
The depreciation rates applicable to each category of fixed assets are as follows:

Class of Properties	Depreciation Rate
Furniture and Fixtures	15-year; straight-line basis
Computer Equipment	3 to 4-year; straight-line basis
Lab Equipment	3 to 15-year; straight-line basis

o)        Convertible Debentures
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

p)        Convertible Loans
Convertible loans are accounted for in accordance with ASC 470-20. The Company has determined that the embedded conversion options in the convertible loans are not required to be separately accounted for as a derivative under GAAP.

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
June 30, 2019
(Unaudited)

Note 2 - Significant Accounting Policies (Continued)

q)        Modifications to Debt
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

r)        Recently Adopted Accounting Pronouncements
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

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
June 30, 2019
(Unaudited)

Note 2 - Significant Accounting Policies (Continued)

r)        Recently Adopted Accounting Pronouncements (continued)

The Company has adopted the methodologies prescribed by this ASU on January 1, 2019 and there is no material impact on the Company’s condensed interim consolidated financial statements.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASC 842 which requires lessees to recognize a right-of-use (“ROU”) asset and lease liability on the balance sheet for virtually all leases. From a lessee perspective, ASC 842 retains a dual model requiring leases to be classified as either operating or finance leases for the income statement. Operating leases will result in straight-line expense, and financing leases will have a front-loaded expense pattern with an interest expense component. On January 1, 2019, the Company adopted ASC 842 and all related amendments using the prospective transition approach. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Adoption of the new standard resulted in the recording of lease ROU assets and lease liabilities of approximately $90,146 as of January 1, 2019. In accordance with ASC 842, the Company determines if an arrangement is a lease at inception based on whether there is an identified asset, whether the Company has the right to obtain substantially all of the economic benefits from the use of the asset and whether the Company has the right to direct the use of the asset. Currently, the Company only has operating leases and does not have any financing leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. See note 3, Leases, for further disclosures and detail regarding our operating leases.

s)        Recently Issued Accounting Pronouncements Not Yet Adopted

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
June 30, 2019
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

Operating lease costs during the six months ended June 30, 2019 were $28,076.

The adoption of ASC 842 resulted in the recognition of ROU assets and lease liabilities of approximately $90,146 as of January 1, 2019. As at June 30, 2019, ROU Asset is $76,964, current portion and long term portion of these lease liabilities are $57,181 and $25,769 respectively. The standard did not materially impact the Company’s condensed interim consolidated statement of operations or its condensed interim consolidated statement of cash flows for the six months ended June 30, 2019. See below for the Company’s updated lease policy and the required disclosures under ASC 842. The Company is a lessee in a rental lease that has expiry dates within the next 2 years.

	Right-of-use Asset	Lease Liability
	$	$
Balance, December 31, 2018	-	-
Adoption of ASC 842	90,146	103,917
Lease expense	(17,464)	-
Lease liability expense	-	2,343
Lease payments	-	(28,157)
Effect of foreign exchange rate changes	4,282	4,847
	76,964	82,950
Current	-	57,181
Non-current	-	25,769

The Company is a lessee in two leases that have expiry dates ranging between two (2) and three (3) years. The table below summarizes the remaining expected lease payments under our operating leases as of June 30, 2019.

Future Lease Payments	June 30,
2019
2019	$28,157
2020	45,312
2021	11,653
Less: imputed interest	(2,172)

Present value of operating lease liabilities	$82,950

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
June 30, 2019
(Unaudited)

Note 3 - Adoption of ASC 842, Leases (Continued)

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

Note 4 – Fixed Assets

As of June 30, 2019, the fixed assets balance on the consolidated financial statement consist of the following:

	Furniture and	Computer
Cost:	Fixtures	Equipment	Lab Equipment	Total
December 31, 2017	$3,871	$29,325	$49,191	$82,387
Additions	-	9,933	10,897	20,830
Exchange difference	(286)	(2,580)	(4,089)	(6,955)
December 31, 2018	$3,585	$36,678	$55,999	$96,262
Additions	-	-	-	-
Exchange difference	183	1872	2,858	4,913
June 30, 2019	$3,768	$38,550	$58,857	$101,175

	Furniture and	Computer	Lab
Amortization:	Fixtures	Equipment	Equipment	Total
December 31, 2017	$887	$19,497	$14,868	$35,252
Additions	137	6,692	12,311	19,140
Exchange difference	(65)	(1,440)	(1,899)	(3,404)
December 31, 2018	$959	$24,749	$25,280	$50,988
Additions	120	2,198	6,135	8,453
Exchange difference	2,271	202	207	2,680
June 30, 2019	$3,350	$27,149	$31,622	$62,121

	Furniture and	Computer	Lab
Net Book Value:	Fixtures	Equipment	Equipment	Total
December 31, 2018	$2,626	$11,929	$30,719	$45,274
June 30, 2019	$418	$11,401	$27,235	$39,054

The Company recorded depreciation in R&D materials and supplies in Research and Development expenses as disclosed in Note 2 (l).

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
June 30, 2019
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

During the three and six months ended June 30, 2019, Savicell incurred research and development costs of $402,507 and $787,253 respectively (June 30, 2018 $1,137,940 and $1,404,762) which were included in the consolidated statements of operations and comprehensive loss.

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
June 30, 2019
(Unaudited)

Note 6 – Related Party Transactions

The Company completed the following related party transactions:

During the three and six months ended June 30, 2019, the Company incurred consulting fees and salaries of $128,102 and $255,608 (June 30, 2018 - $124,703 and $265,488) payable to its directors and officers.

As at June 30, 2019, there was $148,148 (December 31, 2018 – $94,045) payable to current officers and directors of the Company.

As at June 30, 2019, included in convertible debentures are amounts of $2,061,388 (December 31, 2018 - $2,061,388) that was entered into with two directors, one consultant, and one key management personnel of the Company (Note 8).

Note 7 – Promissory Note

During the year ended December 31, 2018, the Company issued a promissory note to the spouse of a consultant and former director of the Company for $50,000. The note bears interest at the rate of 10% per annum with an initial maturity date of the earlier of February 28, 2019 or the closing by the Company of an equity financing of at least $250,000. Interest incurred during the three and six months ended June 30, 2019 is $1,364 and $2,568 (June 30, 2018 $nil and $nil).

During the six months ended the Company has repaid $10,000. The remaining balance is due on demand and the parties have agreed to allow for ultimate repayment beyond the originally contemplated maturity date.

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
June 30, 2019
(Unaudited)

Note 8 – Convertible Debentures (continued)

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

	December 31, 2018	Additions	June 30, 2019

Giora Davidovits	$860,293	$-	$860,293
Eyal Davidovits	402,861	-	402,861
Irit Arbel	355,746	-	355,746
Robbie Manis	437,763	-	437,763
Total	$2,056,663	$-	$2,056,663

	December 31, 2018	Additions	June 30, 2019

Convertible debentures	$2,056,663	$-	$2,056,663
Convertible discount	(852,418)	-	(852,418)
Net convertible debentures	1,204,245	-	1,204,245
Interest accretion	852,418	-	852,418
Exchange difference	4,725	-	4,725
Balance	$2,061,388	$-	$2,061,388

Note 9 – Convertible Loan

On March 8, 2018, the Company issued one convertible loan in the face amount of $350,000 to two current shareholders. The convertible loan matures after two years and bears interest at a rate of 10% per annum. The convertible loan may be converted into common shares of the Company at the earlier of fifteen days after the maturity date and the date the Company raises gross proceeds of $5,000,000 through private placements or files a registration statement with the Securities and Exchange Commission in the United States. The conversion price is $0.20 per share or such lesser price that the Company may issue additional shares to third parties, and, on conversion or repayment of the convertible loan, the Company will issue warrants in a number that is equal to the amount of the loan divided by the conversion price, exercisable at the funding price. In addition, the Company will reset the prior investment price issuable to each Lender for the amount equal to the lower of the prior investment made by such lenders and the amount invested by such lenders under this loan agreement. Such lower amount is referred to as “ Covered Investment”. The incremental number of common shares to be issued to the lenders by the Company is the Covered Investment divided by the reduced share price less the number of common shares previously issued by the Company in respect of the Covered Investment

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
June 30, 2019
(Unaudited)

Note 9 – Convertible Loan (continued).

During the year ended December 31, 2018, the Company issued four convertible loans in the aggregate amount of $187,000 to four individual lenders. The debentures are interest bearing at a rate of 10% per annum and have a term to maturity of two years. The loans are convertible into common shares of the Company at the lower of $0.20 per share and the price of a future financing initiative. Moreover, warrants will be granted to the lenders upon the earlier of repayment of the loans or conversion thereof, in a number that is equal to the amount of the convertible loans divided by the conversion price, exercisable at the funding price.

The Company evaluated these convertible loans for derivatives and determined that they do not qualify for derivative treatment. Interest will be accrued and be due and payable upon the maturity date of the loan. The accrued interest will also be converted into common shares of the company. Interest incurred during the three and six months ended June 30, 2019 is $nil and $66,201 (three and six months ended June 30, 2018: $nil).

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

On December 19, 2018, the Company issued an aggregate of 605,585 units at a price of $0.20 per unit. The total proceeds consist of $95,000 which was previously recorded as a share subscription received on the balance sheet with the remaining gross proceed of $26,117 received in 2018. Each unit comprises one share and one non-transferable common stock share purchase warrant. Each warrant entitles the holder to acquire one additional share of common stock at a price of $0.20 per share until December 19, 2020. On December 19, 2018, the Company issued an aggregate of 500,000 units at a price of $0.20 per unit for total proceeds of $100,000. Each unit comprises one share and one non-transferable common stock share purchase warrant. Each warrant entitles the holder to acquire of $0.20 per share until December 19, 2020.

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
June 30, 2019
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

On April 12, 2019, the Company issued an aggregate of 618,985 unit at a price of $0.20 per share for gross proceeds of $123,797. Each unit is comprised of one common share and non-transferable common share purchase warrant with each warrant being exercisable into one additional share at an exercise price of $0.20 per warrant share for a period of two years after the closing of the financing.

On April 12, 2019, one shareholder of Savicell exercised their right to convert their shareholding in Savicell into common shares of the Company. Accordingly, the Company issued 756,480 common shares at $0.16 per share which equals to 80% of the share pricing of the financing completed on April 19, 2015. Total book value of the issued common shares is $6,392.

As at June 30, 2019, the Company has $414,000 share subscription received but not issue shares yet and 127,240,587 common shares (December 31, 2018 – 124,063,122) issued and outstanding.

Warrants

A summary of warrants as at June 30, 2019 and December 31, 2018 is as follows:

		Warrant Outstanding

		Weighted Average
	Number of warrant	Exercise Price
Balance, December 31, 2018	5,186,835	$0.20
Granted	1,920,985	0.20
Expired	(1,693,750)	0.20
Balance, June 30, 2019	5,414,070	$0.20

Warrant Outstanding

Weighted Average
Number of warrant	Exercise Price

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
June 30, 2019
(Unaudited)

Note 10 – Equity (Continued)

Warrants (continued)

Number Outstanding	Weighted Average	Expiry Date	Weighted Average
	Exercise Price		Remaining Life
2,300,000	$0.20	September 7, 2020	1.19
87,500	$0.20	September 17, 2021	2.22
1,105,585	$0.20	December 19, 2020	1.47
618,985	$0.20	April 12, 2021	1.79
1,302,000	$0.20	March 4, 2021	1.68
5,414,070	$0.20		1.45

Preferred Shares

The Company has authorized 20,000,000 preferred shares at a par value of $0.001 per share. No preferred shares have been issued by the Company and accordingly none are outstanding.

Stock Options

In August 2015 the Company granted a total of 1,730,000 stock options to four advisors of the Company. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for six-seven years. One third of the options will vest at end of each completed year for which the consultant provides the services. The options were valued based on the Black Scholes model. For the six months ended June 30, 2019, the Company recorded stock based compensation of nil (2018: $9,382) for such options.

On November 22, 2015 the Company granted a total of 50,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest at the grant date of each of November 22, 2016, November 22, 2017 and November 22, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the six months ended June 30, 2019, the Company recorded stock based compensation of nil (2018: $3,392) for such options.

On December 1, 2015 the Company granted a total of 125,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest at the grant date of each of December 1, 2016, December 1, 2017 and December 1, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the six months ended June 30, 2019, the Company recorded stock based compensation of nil (2018: $1,987) for such options.

On December 6, 2015 the Company granted a total of 100,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest at the grant date of each of December 6, 2016, December 6, 2017 and December 6, 2018 that the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the six months ended June 30, 2019 the Company recorded stock based compensation of nil (2018: $1,658) for such options.

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
June 30, 2019
(Unaudited)

Note 10 – Equity (Continued)

Stock Options (continued)

On February 15, 2016 the Company granted a total of 50,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. During the six months ended June 30, 2018, 16,665 options were exercised at $0.20 per share resulting in total proceeds of $3,333. The remainder options 33,335 were cancelled and no stock based compensation was recorded for the six months ended June 30, 2019.

On March 7, 2016 the Company granted a total of 75,000 stock options to two employees. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the six months ended June 30, 2019, the Company recorded stock based compensation of $163 (2018: $843) for such options.

On May 5, 2016 the Company granted a total of 150,000 stock options to an consultant. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for ten years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the six months ended June 30, 2019 the Company recorded stock based compensation of $636 (2018: $2,086) for such options.

On June 6, 2016 the Company granted a total of 800,000 stock options to a consultant. The stock options are exercisable at the exercise price of $0.20 per share and may be exercised for five years. 480,000 of the options so granted will vest as to one quarter of such options at the end of each completed year that the consultant provides the services. The remaining 320,000 options will be fully vested when the consultant has completed the provision of a minimum of 600 blood samples of lung cancer and control patients during the 4 years following June 6, 2016. One twelfth of these options will vest upon each 50 blood samples having been delivered by the consultant to the Company. The options were valued based on the Black Scholes model. For the six months ended June 30, 2019, 626,667 option vested and the Company recorded stock based compensation of $6,599 (2018: $12,434) for such options.

On November 1, 2016, the Company granted a total of 360,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One half of the options will vest immediately and one-half shall vest on the on the first anniversary date of grant provided the grantee remains a board member of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the six months ended June 30, 2019, the Company recorded stock based compensation of nil (2018: nil).

On May 31, 2017, the Company granted a total of 875,000 stock options to six employees. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the six months ended June 30, 2019, the Company recorded stock based compensation of $15,314 (2018: $47,930) for such options.

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
June 30, 2019
(Unaudited)

Note 10 – Equity (Continued)

Stock Options (continued)

On July 2, 2017, the Company granted a total of 150,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of the first, second and third anniversaries of the grant date provided the provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the six months ended June 30, 2019, the Company recorded stock based compensation of $2,832 (2018: $9,144) for such options.

On July 12, 2017, the Company granted a total of 260,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for ten years. 50,000 options vested on grant date. Off the remaining 210,000, one third of the options will vest on each of the first, second and third anniversaries of the grant date provided the employee remains a consultant of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the six months ended June 30, 2019, the Company recorded stock based compensation of $4,172 (2018: $12,314) for such options.

On February 13, 2018, the Company granted a total of 231,250 stock options to a consultant. The stock options vest immediately and are exercisable at an exercise price of $0.20 per share and may be exercised over five years. The options were valued based on the Black Scholes model. For the six months ended June 30, 2019, the Company recorded stock based compensation of nil (2018: $26,317) for such options.

On June 22, 2018, the Company granted a total of 4,100,000 stock options to a group of employees. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant, namely June 22, 2019, June 22, 2020 and June 22, 2021 provided the employees remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the six months ended June 30, 2019, the Company recorded stock based compensation of $168,720 (2018: $182,608) for such options.

On June 22, 2018, the Company granted a total of 1,500,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One quarter of the options will vest immediately. The remaining 1,125,000 options will vest in equal amounts on each of June 22, 2019, June 22, 2020 and June 22, 2021 provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the six months ended June 30, 2019, the Company recorded stock based compensation of $46,096 (2018; $102,090) for such options.

On June 22, 2018, the Company granted a total of 200,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of June 22, 2019, June 22, 2020 and June 22, 2021. The options were valued based on the Black Scholes model. For the six months ended June 30, 2019, the Company recorded stock based compensation of $7,758 (2018: $8,432) for such options.

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
June 30, 2019
(Unaudited)

Note 10 – Equity (Continued)

Stock Options (continued)

On June 22, 2018, the Company granted a total of 4,000,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One quarter of the options vest on the date of grant, and a further quarter will vest on each of June 22, 2019, June 22, 2020 and June 22, 2021. The options were valued based on the Black Scholes model. For the six months ended June 30, 2019, the Company recorded stock based compensation of $116,359 (2018: $265,751) for such options.

On June 22, 2018, the Company granted a total of 4,600,000 stock options to a group of employees, consultants and directors. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. The options vest immediately on grant date. The options were valued based on the Black Scholes model. For the six months ended June 30, 2019, the Company recorded stock based compensation of nil (2018: $640,432) for such options.

On July 18, 2018, the Company granted a total of 360,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for ten years. 150,000 of the options vest on the date of grant, and one third of the options will vest at the end of each year of service as at July 18, 2019, 2020 and 2021. The options were valued based on the Black Scholes model. For the six months ended June 30, 2019, the Company recorded stock based compensation of $10,106 (2018: $34,548) for such options.

On September 12, 2018, the Company granted a total of 150,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for ten years. 30,000 of the options vest on the date of grant, and 40,000 of the options will vest at the end of each year of service as at September 12, 2019, 2020 and 2021. The options were valued based on the Black Scholes model. For the six months ended June 30, 2019, the Company recorded stock based compensation of $5,965 (2018: $8,709) for such options.

On September 14, 2018, the Company granted a total of 105,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.20 per share and expired on April 25, 2023. 15,000 options vested at the end of each 7 months of services. The options were valued based on the Black Scholes model. For the six months ended June 30, 2019, the Company recorded stock based compensation of $2,901 (2018: $2,072) for such options.

On November 22, 2018, the Company granted a total of 250,000 stock options to a consultant. The stock options vest immediately and are exercisable at an exercise price of $0.20 per share and may be exercised over seven years. The options were valued based on the Black Scholes model. For the six months ended June 30, 2019, the Company recorded stock based compensation of nil (2018: $212,893) for such options.

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
June 30, 2019
(Unaudited)

Note 10 – Equity (Continued)

Stock Options (continued)

The fair value of each option grant is calculated using the following assumptions:

	2019	2018
Expected life – year	5-10	5-10
Interest rate	1.53% - 2.86%	1.53% - 2.86%
Volatility	55.54% - 77.08%	65.68% - 94.22%
Dividend yield	--%	--%
Forfeiture rate	--%	--%
Weighted average fair value of options granted	$0.13	$0.13

	Number of Options	Weighted	Expire date
		Average Exercise
		Price
Balance, December 31, 2016	17,345,896	$0.05
Granted, on May 31, 2017	875,000	0.20	May 31, 2024
Expired, July 1, 2017	(75,000)	0.20
Granted, on July 2, 2017	150,000	0.20	July 2, 2024
Granted, on July 12th, 2017	260,000	0.200	July 12, 2027
Exercised, on September 25, 2017	(150,000)	0.01
Balance, December 31, 2017	18,405,896	$0.04
Granted, on February 13, 2018	231,250	0.20	February 13, 2023
Exercised, on January 28, 2018	(16,665)	0.20
Cancelled, on January 28 2018	(33,335)	0.20
Exercised, on March 20, 2018	(481,179)	0.001
Granted, on June 22, 2018	14,400,000	0.20	June 22, 2025
Granted, on July 18, 2018	360,000	0.20	July 18, 2028
Exercised, on August 14, 2018	(800,000)	0.01
Granted, on September 12, 2018	150,000	0.20	September 12, 2028
Granted, on September 14, 2018	105,000	0.20	April 25, 2023
Expired, on September 28, 2018	(25,000)	0.20
Granted, on November 22, 2018	250,000	0.20	November 22, 2025
Balance, December 31, 2018	32,545,967	$0.13
Exercised on March 04, 2019	(500,000)	0.20
Balance, June 30, 2019	32,045,967	$0.13

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
June 30, 2019
(Unaudited)

Note 10 – Equity (Continued)

Stock Options (continued)

	Outstanding June 30, 2019			Exercisable as at June 30, 2019
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
Exercise	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Price	Options	Price	Life (years)	Options	Price	Life (years)
$0.01	9,750,000	$0.01	3.18	9,750,000	$0.01	3.18
0.01	1,924,717	0.01	1.37	1,924,717	0.01	1.37
0.20	150,000	0.20	0.82	150,000	0.20	0.82
0.20	120,000	0.20	2.16	120,000	0.20	2.16
0.20	1,610,000	0.20	3.11	1,610,000	0.20	3.11
0.20	75,000	0.20	3.18	75,000	0.20	3.18
0.20	50,000	0.20	3.40	50,000	0.20	3.40
0.20	100,000	0.20	3.44	100,000	0.20	3.44
0.20	125,000	0.20	3.42	125,000	0.20	3.42
0.20	75,000	0.20	3.69	75,000	0.20	3.69
0.20	150,000	0.20	6.85	150,000	0.20	6.85
0.20	800,000	0.20	1.94	626,667	0.20	1.94
0.20	360,000	0.20	4.34	360,000	0.20	4.34
0.20	850,000	0.20	4.92	570,834	0.20	4.92
0.20	150,000	0.20	5.01	50,000	0.20	5.01
0.20	260,000	0.20	8.04	120,000	0.20	8.04
0.20	231,250	0.20	3.63	231,250	0.20	3.63
0.20	4,100,000	0.20	5.98	1,366,667	0.20	5.98
0.20	1,500,000	0.20	5.99	750,000	0.20	5.99
0.20	200,000	0.20	5.99	66,667	0.20	5.99
0.20	4,000,000	0.20	5.99	2,000,000	0.20	5.99
0.20	4,600,000	0.20	5.99	4,600,000	0.20	5.99
0.20	360,000	0.20	9.06	150,000	0.20	9.06
0.20	105,000	0.20	3.82	15,000	0.20	3.82
0.20	150,000	0.20	9.21	30,000	0.20	9.21
0.20	250,000	0.20	6.40	250,000	0.20	6.40
	32,045,967	$0.13	4.53	25,316,802	$0.10	2.82

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
June 30, 2019
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

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
June 30, 2019
(Unaudited)

Note 10 – Equity (Continued)

Non-Controlling Interests (continued)

During the six months ended June 30, 2019, Savicell investors exchanged 89 Savicell shares for 756,480 of ODT Common Shares with ODT receiving the Savicell shares so exchanged.

As at June 30, 2019, The Company, the Warrant holder and the Savicell investors held underlying interests in the equity of Savicell of 87.87%, 10.37% and 1.76%, respectively (December 31, 2018 – 87.81%, 10.43% and 1.76%).

Savicell’s Common Shares

	Number	Amount in NIS
	of Shares

Balance, December 31, 2017	15,450	6,264,821
Shares issued to settle inter-company debts	1,467	2,494,219

Balance, December 31, 2018	16,917	8,759,040
Shares issued to settle inter-company debts	89	151,296

Balance, June 30, 2019	17,006	8,910,336

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

Note 11 – Loss per Share

We present both basic and diluted income per share on the face of our consolidated statements of operations. Basic and diluted income per share are calculated as follows:

	June 30, 2019	December 31,
		2018

Net loss	$(1,111,635)	$(3,587,653)
Weighted average common shares outstanding:
Basic and diluted	125,855,343	120,542,611
Net loss per common share:
Basic and diluted	$(0.02)	$(0.03)

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

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
June 30, 2019
(Unaudited)

Note 11 – Loss per Share (continued)

	2019	2018

Anti-dilutive options	2,218,196	22,570,970

Note 12 – Commitments and Guarantees

The Company was not a guarantor to any parties as at June 30, 2019.

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

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
June 30, 2019
(Unaudited)

Note 12 – Commitments and Guarantees (continued)

The minimum future payments for the above commitments are as follows:

	Consulting fee and
Year	Salaries	Office rent	Total

2019	277,635	28,157	305,792
2020	370,180	45,312	415,492
2021	370,180	11,653	381,833
2022	246,787	-	246,787
2023	-	-	-
Total	$1,264,782	$85,122	$1,349,904

Note 13 – Geographic Information

The Company’s head office is located in the United States (“US”). The operations of the Company are primarily in two geographic areas: the US and Israel. A summary of geographical information for the Company’s long-lived assets are as follows:

Period ended June 30, 2019	US	Israel	Total
Long-lived assets	$-	$39,054	$39,054

Year ended December 31, 2018	US	Israel	Total
Long-lived assets	$-	$45,274	$45,274

Note 14 – Subsequent Events

1.

On July 30, 2019, the Company entered into a Finder’s Fee Agreement in which the Company shall issue 35,000 finder’s warrants to purchase 35,000 common shares of the Company. These warrants will each be exercisable into one share at US$0.20.

2.

In two separate transactions in July, 2019, the Company entered into a Finder’s Fee Agreement pursuant to which the Company issued a total of 120,000 finder’s warrants to purchase 120,000 common shares of the Company. These warrants will each be exercisable into common shares at US$0.20 per share.

3.

On July 19, 2019, the Company granted a total of 125,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.20 per share until July 19, 2026. 65,000 options vested immediately upon issuance and the balance of 60,000 will vest after 6 completed months of consulting service.

4.

On August 1, 2019, the Company granted a total of 525,000 stock options to two employees. The stock options are exercisable at an exercise price of $0.20 per share until August 1, 2026 subject to vesting provisions. One third of the options will vest on each of August 1, 2020, August 1, 2021 and August 1, 2022 provided the employee remains an employee of the Company or its subsidiaries.

Online Disruptive Technologies, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
June 30, 2019
(Unaudited)

Note 14 – Subsequent Events (continued)

5.

On September 19, 2019, the Company granted a total of 600,000 stock options to two consultants. The stock options are exercisable at an exercise price of $0.20 per share until September 19, 2024. One-third of the options vest immediately upon issuance and a further one-third vests on each of the first two anniversary dates of the grant.

6.

On October 25th, the Company raised capital investments totalling $1,012,000 which represent a total share issuance of 5,060,0000 units at an issuance price of $0.20 each. Each unit comprises one common share and one non-transferable common stock share purchase warrant. Each warrant entitles the holder to acquire one additional share of common stock at a price of $0.20 per share for two years.

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

Expenses

For the three and six months ended June 30, 2019 and 2018, we incurred the following general and administrative expenses:

	Three months	Three	Six months	Six months
	ended June	months	ended June	ended June
	30, 2019	ended June	30, 2019	30, 2018
		30, 2018
General and Administrative Expenses	$	$	$	$
Accounting Fees	7,500	7,500	15,000	15,000
Audit & Tax Fees	30,182	57,882	40,633	72,446
Bank Fees	302	229	412	365
Consulting Fees	91,816	91,651	183,517	203,803
Lease Expense	4,090	-	17,464	-
Filing and Transfer Agent Fees	7,077	3,776	8,626	3,866
Insurance Expense	2,479	1,297	8,320	14,514
Marketing Expense	3,321	-	4,419	-
Legal Fees	3,776	6,379	8,740	10,044
Office and Miscellaneous Expense	1,452	960	6,144	4,914
Payroll Expense	9,020	9,078	17,936	18,460
Research and Development Expense	402,507	1,137,940	787,253	1,404,762
Travel Expenses	7,821	3,668	10,271	7,335
	571,343	1,320,360	1,108,735	1,755,509

Three-Month Period Ended June 30, 2019

Our expenses decreased by approximately 56.7% during the three months ended June 30, 2019 compared to the same period in 2018. This decrease resulted primarily from (a) a large decrease in research and development expenses that related primarily to a decrease in share-based compensation payable to employees and consultants engaged in the ongoing research and development as well as corporate activities; (b) a reduction in audit and tax fees recognized in the current fiscal quarter primarily due to timing differences; and (c) a modest reduction in legal fees due to a slower pace of equity financings that typically require the services of legal professionals to implement such transactions. Mitigating these expense reductions were increases in filing and transfer agent fees, recognized lease expenses, insurance expense and marketing expenses.

Six-Month Period Ended June 30, 2019

Our expenses decreased by approximately 36.8% during the six months ended June 30, 2019 compared to the same period in 2018. The significant component of this decrease in expense profile related to reduced stock compensation expense that is included in the overall research and development expenses. There were significant grants of stock options to employees and consultants working the R&D area in June of 2018 that led to a material expense recognition for that fiscal quarter. The corresponding expense recognition in the 2019 year to date fiscal period has been more moderate.

Liquidity And Capital Resources

Working Capital

	June 30, 2019 $	December 31, 2018 $
Total Current Assets	189,323	193,038
Total Current Liabilities	510,019	440,716
Working Capital (Deficiency)	(320,696)	(247,678)

Our operations consumed more cash in the first half of 2019 as compared to the corresponding 6 months in 2018 as less reliance was placed on current payables as a means of financing the ongoing operations. However, we raised more financing dollars between debt and equity issuances in the first 6 months of 2019 compared to 2018. Overall, we saw a decrease in our working capital position relative to our most recent year end, December 31, 2018 of about $100,484.

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

On April 12, 2019, pursuant to the Savicell conversion and participation rights agreement, one investor of Savicell have elected to exchange 89 shares of Savicell for common shares of the Company. The conversion resulted in an issuance of 756,480 common shares at a price per share of $0.20.

Cash Flows

	Six months ended	Six months ended
	June 30, 2019	June, 2018
	$	$
Net Cash (Used in) Operating Activities	(706,115)	(608,485)
Net Cash Provided by Financing Activities	714,740	545,145
Net Cash (Used in) Investing Activities	-	-

Cash (Used in) Operating Activities

The increase in cash used in operating activities compared to the same period last year is due primarily to reduced reliance on short term liabilities to finance current operations.

Cash Provided by Financing Activities

The increase in cash provided by financing activities compared to the same period last year results primarily from the fact that the aggregate debt and equity financings realized in the first half of 2019 exceeded that realized in the first half of 2018.

Cash Used in Investing Activities

No funds were used in purchasing capital assets during the second quarter of 2019.

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

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at June 30, 2019, our company has accumulated deficit of $16,265,714 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next 12 months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. This evaluation was implemented under the supervision and with the participation of our Chief Executive Officer.

Based on this evaluation, management concluded that, as of June, 2019, our disclosure controls and procedures are not fully effective. The ineffectiveness of our disclosure controls and procedures was due to the existence of material weaknesses identified in our annual report on Form 10-K filed with the SEC on April 3, 2019. As we continue to grow we are adding additional personnel in key positions, including accounting, that will enable us to improve our overall control procedures.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not generated any revenue from operations since our incorporation. We expect that our operating expenses will increase over the next 12 months as we continue to ramp-up the scope of our business operations and work toward the commercialization of the Technology. We estimate our average monthly expenses over the next 12 months to be approximately $100,000-$120,000 ($1,200,000-$1,440,000 for the ensuing year), which includes the sum of (a) ongoing research and development expenses; (b) general and administrative expenses; and (c) capital asset acquisitions in furtherance of our product development initiatives. On June, 2019, we had cash and cash equivalents of $104,594. As of June 30, 2019, we had total current liabilities of $510,019. We currently have negative working capital of $320,696 with a significant portion of the current liabilities representing salary and consulting fees owing to management and consultants which have been forestalled. If we are unable to meet our financial obligations, we could be forced to restructure or refinance, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms.

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

On April 12, 2019, pursuant to the Savicell conversion and participation rights agreement, one investor of Savicell have elected to exchange 89 shares of Savicell for common shares of the Company. The conversion resulted in an issuance of 756,480 common shares at a price per share of $0.20.

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

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to an exhibit to a registration statement on Form S-1 filed on August 10, 2010)
3.2	Bylaws (incorporated by reference to an exhibit to a registration statement on Form S-1 filed on August 10, 2010)
(10)	Material Contracts
10.1	Loan Terms Agreement dated February 13, 2012 with Ori Ackerman (incorporated by reference to an exhibit to a current report on Form 8-K filed February 13, 2012)
10.2	Form of Subscription Agreement for Non-US Subscribers (incorporated by reference to an exhibit to a current report on Form 8-K filed May 24, 2012)

Exhibit Number	Description
10.3	Form of Subscription Agreement for US Subscribers (incorporated by reference to an exhibit to a current report on Form 8-K filed May 24, 2012)
10.4	Form of Shares for Debt Agreement for Canadian Subscribers (incorporated by reference to an exhibit to a current report on Form 8-K filed July 18, 2012)
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

November 5, 2019