Form 10-Q
period 2019-09-30
ONLINE DISRUPTIVE TECHNOLOGIES, INC.
filed 2019-11-25
CIK 1498380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

978-886-1071

(Registrant's telephone number, including area code)

___________________________________________________________________________
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

Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes [  ]  No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  As of November 25, 2019, there were 132,300,587 shares of common stock, par value $0.001, outstanding.

0

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONLINE DISRUPTIVE TECHNOLOGIES, INC.

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

(U.S. DOLLARS)

(Unaudited)

Online Disruptive Technologies, Inc.
Condensed Interim Consolidated Balance Sheets (U.S. Dollars) (Unaudited)

	September 30, 2019	December 31, 2018
ASSETS	$	$

Current Assets
Cash and Cash Equivalents	197,180	120,245
Restricted Cash (Note 12(3))	31,262	29,185
Prepaid Expenses	11,351	23,467
VAT Receivable	17,858	20,141
Total Current Assets	257,651	193,038

Fixed Assets (Note 4)	35,629	45,274
Right-of-use Assets (Note 3)	69,505	-
Total Assets	362,785	238,312

LIABILITIES

Current Liabilities
Accounts Payable	225,076	194,400
Accrued Liabilities	264,099	196,316
Promissory Note (Note 7)	18,208	50,000
Current Portion of Lease Liability (Note 3)	55,700	-
Total Current Liabilities	563,083	440,716

Convertible Debentures (Note 8)	2,061,388	2,061,388
Convertible Loans (Note 9)	616,736	537,000
Lease Liabilities (Note 3)	15,594	-
Total Liabilities	3,256,801	3,039,104

DEFICIT
Authorized:
20,000,000 Preferred Shares, par value $0.001
500,000,000 Common Shares, par value $0.001
Issued and outstanding:
Nil Preferred Shares
127,240,587 Common Shares (December 31, 2018: 124,063,122 Common Shares)	127,241	124,063
Shares Subscription Received	936,000	-
Additional Paid-in Capital	13,241,765	12,340,094
Accumulated Other Comprehensive Loss	(52,675)	80,946
Deficit	(16,884,830)	(15,255,866)
Deficit Attributable to Shareholders of the Company	(2,632,499)	(2,710,763)
Non-Controlling Interests	(261,517)	(90,029)
Total Deficit	(2,894,016)	(2,800,792)
Total Liabilities and Deficit	362,785	238,312

The accompanying notes are an integral part of these Condensed Interim Consolidated Financial Statements

Online Disruptive Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(U.S. Dollars)
(Unaudited)
	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
General and Administrative Expenses	$	$	$	$
Accounting Fees	7,500	7,500	22,500	22,500
Audit & Tax Fees	20,595	10,019	61,228	82,465
Bank Fees	155	113	567	478
Consulting Fees	182,895	92,381	366,412	296,184
Lease Expense (Note 3)	9,198	-	26,662	-
Filing and Transfer Agent Fees	27	2,618	8,653	6,484
Insurance Expense	1,306	10,823	9,626	25,337
Marketing Expense	1,155	-	5,574	-
Legal Fees	5,216	6,808	13,956	16,852
Office and Miscellaneous Expense	1,323	15,529	7,467	20,443
Payroll Expense	9,213	8,852	27,149	27,312
Research and Development Expense (Notes 2(m) & 4)	406,664	449,188	1,193,917	1,853,950
Travel Expenses	13,915	1,286	24,186	8,621
	659,162	605,117	1,767,897	2,360,626
Other Expense
Lease Liability Expense (Note 3)	975	-	3,318	-
Fair Value through Profit and Loss on Loan	-	25,698	-	42,976
Interest Accretion	-	5,535	-	154,097
Interest Expense	14,785	23,602	83,554	23,704
Foreign Currency (Gain) Loss	1,023	(65,713)	(67,189)	6
Net Loss for the period	(675,945)	(594,239)	(1,787,580)	(2,581,409)
Other Comprehensive Income
Currency Translation Adjustments	(38,657)	(53,665)	(133,622)	2,861
Comprehensive Loss for the period	(714,602)	(647,904)	(1,921,202)	(2,578,548)
Net Loss attributable to:
Common Stockholders	(619,116)	(535,865)	(1,628,964)	(2,321,190)
Non-Controlling Interests	(56,829)	(58,374)	(158,616)	(260,219)
	(675,945)	(594,239)	(1,787,580)	(2,581,409)
Net Comprehensive Loss Attributable to:
Common Stockholders	(654,614)	(582,592)	(1,750,731)	(2,318,618)
Non-Controlling Interests	(59,988)	(65,312)	(170,471)	(259,930)
	(714,602)	(647,904)	(1,921,202)	(2,578,548)

Basic and Diluted Net Loss per Common Share	(0.00)	(0.00)	(0.01)	(0.02)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	127,240,587	121,619,939	126,340,628	120,136,973

The accompanying notes are an integral part of the Condensed Interim Consolidated Financial Statements

Online Disruptive Technologies, Inc.
Condensed Interim Consolidated Statements of Cash Flows
(U.S. Dollars) (Unaudited)
	Nine months ended September 30, 2019	Nine months ended September 30, 2018
	$	$
Cash flow from Operating Activities
Net loss for the period	(1,787,580)	(2,581,409)
Adjustment for items not involving cash:
Lease expense	29,980	-
Stock-based compensation	538,054	1,184,096
Foreign exchange (gain) loss	(67,189)	6
Fair value through profit and loss on loan	-	42,976
Depreciation - fixed assets (Note 3)	12,821	11,241
Interest accretion	83,554	154,097
Changes in non-cash working capital items:
Decrease(Increase) in VAT receivable	2,283	(508)
Decrease in prepaid expense	12,116	12,372
(Decrease) Increase in accounts payable and accrued liabilities	(98,459)	237,904
Net cash used in operating activities	(1,274,420)	(939,225)
Cash flow from financing activities
Common shares issued, net of issuance costs	449,654	476,145
Share subscription received (Note 10)	926,000	-
Convertible loan issued	-	537,000
Term loan repayment	(35,000)	-
Net cash provided by financing activities	1,340,654	1,013,145
Cash flow from investing activities
Cash utilized in purchase of assets	-	(5,152)
Net cash used in investing activities	-	(5,152)
Effects of exchange rate changes on cash and cash equivalents	12,778	4,023
Net increase in cash and cash equivalents	79,012	72,791
Cash and cash equivalents, beginning of period	120,245	232,247
Restricted cash, beginning of period	29,185	-
Cash and cash equivalents, end of period	197,180	305,038
Restricted cash, end of period	31,262	-
Supplementary Information
Interest Paid	-	-
Income Taxes Paid	-	-

The accompanying notes are an integral part of these Condensed Interim Consolidated Financial Statements

Online Disruptive Technologies, Inc.

Notes to the Condensed Interim Consolidated Financial Statements

September 30, 2019

(Unaudited)

Note 1 - Nature of Operations and Going Concern

Online Disruptive Technologies, Inc. ("ODT" or the "Company") was incorporated on November 16, 2009 in the State of Nevada, U.S.A. The Company was in the business of operating websites with advertising revenue platforms. However, as described below, the Company changed its primary business focus to the development and commercialization of a biotechnology platform. The Company has limited operations that has had no revenues from inception to date.  The Company has a December 31 year-end.

Effective March 24, 2010, the Company acquired 100% of the issued and outstanding shares of RelationshipScoreboard.com Entertainment Inc. ("RS" or "RelationshipScoreboard.com"), a company incorporated on November 16, 2009 in the state of Nevada, U.S.A. in exchange for 16,000,000 shares of the Company's common stock. Upon the completion of the acquisition, the former sole shareholder of RS held 89% of the Company's issued and outstanding common stock. As a result, the transaction was accounted for as a reverse takeover transaction ("RTO") for accounting purpose, as RS was deemed to be the acquirer, and these condensed interim consolidated financial statements are a continuation of the financial statements of RS. On January 28, 2013, RelationshipScoreboard.com was closed and dissolved.  The Company sold the website assets for $10 to an arm's length individual and wrote off all supplier payables in the amount of $430.

On April 23, 2012, the Company established an Israeli subsidiary named Savicell Diagnostic Ltd. ("Savicell") with the intention of exploring business ventures in the biotechnology sector. On July 25, 2012, Savicell entered into a definitive licensing agreement with a division of the Tel Aviv University for the purpose of developing and commercializing a new technology relative to the early detection of various forms of disease. With the consummation of this transaction, the Company is now entirely focused on its biotechnology efforts.

These condensed interim consolidated financial statements have been prepared with the ongoing assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit balance of $305,432 as at September 30, 2019 (working capital deficit balance December 31, 2018 - $247,678) and an accumulated deficit of $16,884,830. Furthermore, additional future losses are anticipated which raise substantial doubt about the Company's ability to continue as a going concern. These condensed interim consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The operations of the Company have primarily been funded by the sale of common shares and loans received. Continued operations of the Company are dependent on the Company's ability to complete equity financings or to generate profitable operations in the future.  Management's plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms to the Company. Failure to obtain the ongoing support of its equity financings and creditors may make the going concern basis of accounting inappropriate, in which case the Company's assets and liabilities would need to be recognized at their liquidation values. These condensed interim consolidation financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts and classification of liabilities that might arise from this uncertainty. The information included in these condensed interim consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes filed in Form 10-K for the year ended December 31, 2018 filed on April 03, 2019 with the U.S. Securities and Exchange Commission.

Online Disruptive Technologies, Inc.

Notes to the Condensed Interim Consolidated Financial Statements

September 30, 2019

(Unaudited)

Note 2 - Significant Accounting Policies

a) Basis of Presentation

These condensed interim consolidated financial statements have been prepared for interim financial reporting in conformity with generally accepted accounting principles in the United States of America ("US GAAP"), and are expressed in United States dollars, unless otherwise noted. All adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the nine months ended September 30, 2019 have been included.

b) Principles of Consolidation

These condensed interim consolidated financial statements include the accounts of the Company and its 87.87% (December 31, 2018 - 87.81%) interest in Savicell. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

d) Foreign Currency Translation

The Company's functional currency is the U.S. dollar. The Company's subsidiary's functional currency is the New Israeli Shekel ("NIS"). Transactions in other currencies are recorded in U.S. dollars at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are translated into U.S. dollars at rates of exchange in effect at the balance sheet dates. Exchange gains and losses are recorded in the statements of operations.

Results of operations are translated into the Company's presentation currency, U.S. dollars, at an appropriate average rate of exchange during the year. Net assets and liabilities are translated to U.S. dollars for presentation purposes at rates of exchange in effect at the end of the period. Gains or losses arising on translation are recognized in other comprehensive income (loss) as foreign currency translation adjustments.

e) Cash and Cash Equivalents

Cash and cash equivalents consist entirely of readily available cash balances. There were no cash equivalents as of September 30, 2019 and December 31, 2018.

f) Restricted cash

Restricted cash mainly consists of cash reserve and security deposits required for rental office.

Online Disruptive Technologies, Inc.

Notes to the Condensed Interim Consolidated Financial Statements

September 30, 2019

(Unaudited)

Note 2 - Significant Accounting Policies (Continued)

f) Stock-based Compensation

The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation-Stock Compensation ("ASC 718"). ASC 718 requires all stock-based payments to employees and non-employees including grants of stock options, to be recognized as expense in the statements of operations based on their grant date fair values. The Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock.

h)  Stock for Services

The Company periodically issues common stock, warrants and common stock options to consultants for various services. Costs of these transactions are measured at the fair value of the service received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.

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

Per FASB ASC 740 "Income taxes" under the liability method, it is the Company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At September 30, 2019, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company's effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company's tax positions are recorded as Interest Expense.

Online Disruptive Technologies, Inc.

Notes to the Condensed Interim Consolidated Financial Statements

September 30, 2019

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

Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding.  Stock options are considered to be common stock equivalents and were not included in the net loss per share calculation for the three and nine months ended September 30, 2019 and 2018 because the inclusion of such underlying shares would have had an anti-dilutive effect.

l)  Financial Instruments and Fair Value of Financial Instruments

Fair Value of Financial Instruments - the Company adopted SFAS ASC 820-10-50, "Fair Value Measurements". This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

As at September 30, 2019, the fair value of cash and cash equivalents was measured using Level 1 inputs, and the fair value of convertible debentures was measured using Level 2 inputs.

The Company's financial instruments are cash and cash equivalents, restricted cash, accounts payable, accrued liabilities, promissory note, convertible debentures and convertible loans. The recorded values of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Online Disruptive Technologies, Inc.

Notes to the Condensed Interim Consolidated Financial Statements

September 30, 2019

(Unaudited)

Note 2 - Significant Accounting Policies (Continued)

m)  Research and Development Expenses

In the quarter ended September 30, 2019, all research and development costs are charged to expense as incurred. The majority of these costs are in-house expenses related to consulting fees, materials, salaries of employees working on the R&D projects, rent and legal expenses related to patents. A breakdown of the R&D costs is as follows:

	Nine months ended September 30, 2019	Nine months ended September 30, 2018	Three months ended September 30, 2019	Three months ended September 30, 2018
Research and Development Expenses	$	$	$	$
Consulting fees	35,648	20,069	11,839	5,169
Legal fees	17,918	12,993	4,083	4,686
Office and Miscellaneous Expense	5,549	10,390	1,374	3,444
Payroll expense	533,381	578,825	220,466	191,187
R&D materials and supplies	59,076	20,348	16,211	4,022
Rent	4,291	27,229	2,254	9,732
Share-based compensation	538,054	1,184,096	150,437	230,948
Total	1,193,917	1,853,950	406,664	449,188

Savicell's financing commitment related to the License and Research Funding Agreement (as defined in Note 4 below) entered into with Ramot at Tel Aviv University was completely fulfilled by December 31, 2015.

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

September 30, 2019

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

r)  Recently Adopted Accounting Pronouncements

In July 2017, the FASB issued ASU 2017-11"Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception" ("ASU 2017-11"). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity's own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered, and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to Common Stock holders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company has early adopted the methodologies prescribed by this ASU for the year ended December 31, 2018 and there is no material impact on the Company's condensed interim consolidated financial statements.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. For entities that early adopted Topic 842, the amendments are effective upon issuance of ASU 2018-10, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. ASU 2018-10 will be effective for use for fiscal years beginning after December 15, 2018. The Company has adopted the methodologies prescribed by this ASU on January 1, 2019 and there is no material impact on the Company's condensed interim consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. These amendments expand the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity-Equity-Based Payments to Non-Employees. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.

Online Disruptive Technologies, Inc.

Notes to the Condensed Interim Consolidated Financial Statements

September 30, 2019

(Unaudited)

Note 2 - Significant Accounting Policies (Continued)

r)  Recently Adopted Accounting Pronouncements (continued)

The Company has adopted the methodologies prescribed by this ASU on January 1, 2019 and there is no material impact on the Company's condensed interim consolidated financial statements.

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASC 842 which requires lessees to recognize a right-of-use ("ROU") asset and lease liability on the balance sheet for virtually all leases. From a lessee perspective, ASC 842 retains a dual model requiring leases to be classified as either operating or finance leases for the income statement.  Operating leases will result in straight-line expense, and financing leases will have a front-loaded expense pattern with an interest expense component.  On January 1, 2019, the Company adopted ASC 842 and all related amendments using the prospective transition approach.  The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.  Adoption of the new standard resulted in the recording of lease ROU assets and lease liabilities of approximately $90,146 as of January 1, 2019.  In accordance with ASC 842, the Company determines if an arrangement is a lease at inception based on whether there is an identified asset, whether the Company has the right to obtain substantially all of the economic benefits from the use of the asset and whether the Company has the right to direct the use of the asset. Currently, the Company only has operating leases and does not have any financing leases.  Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term.  Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.  See note 3, Leases, for further disclosures and detail regarding our operating leases.

s)  Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. For all entities, amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the potential impact this guidance will have on the condensed interim consolidated financial statements, if any.

Note 3 - Adoption of ASC 842, Leases

On January 1, 2019, the Company adopted ASC 842 using the prospective transition approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. The adoption of the lease standard did not result in a cumulative-effect adjustment to opening equity. Results for reporting periods beginning after January 1, 2019 are presented under ASC 842 while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historic accounting under ASC 840, "Leases," ("ASC 840").

Online Disruptive Technologies, Inc.

Notes to the Condensed Interim Consolidated Financial Statements

September 30, 2019

(Unaudited)

Note 3 - Adoption of ASC 842, Leases (Continued)

The Company leases office space.  For leases with terms greater than 12 months, the Company records the related right-of-use ("ROU") asset and lease obligation at the present value of lease payments over the term.  Leases may include fixed rental escalation clauses, renewal options and / or termination options that are factored into the determination of lease payments when appropriate.  The Company's leases do not usually provide a readily determinable implicit rate; therefore, an estimate of the Company's incremental borrowing rate is used to discount the lease payments based on information available at the lease commencement date.  The discount rate used was 5%.

Operating lease costs during the three and nine months ended September 30, 2019 were $14,544 and $42,620 respectively.

The adoption of ASC 842 resulted in the recognition of ROU assets and lease liabilities of approximately $90,146 as of January 1, 2019. As at September 30, 2019, ROU Asset is $69,505, current portion and long term portion of these lease liabilities are $55,700 and $15,594 respectively. The standard did not materially impact the Company's condensed interim consolidated statement of operations or its condensed interim consolidated statement of cash flows for the nine months ended September 30, 2019. See below for the Company's updated lease policy and the required disclosures under ASC 842. The Company is a lessee in a rental lease that has expiry dates within the next 2 years.

	Right-of-use Asset	Lease Liability
	$	$
Balance, December 31, 2018	-	-
Adoption of ASC 842	90,146	103,917
Lease expense	(26,662)	-
Lease liability expense	-	3,318
Lease payments	-	(42,620)
Effect of foreign exchange rate changes	6,021	6,679
Balance, September 30, 2019	69,505	71,294
Current	-	55,700
Non-current	-	15,594

The Company is a lessee in two leases that have expiry dates ranging between two (2) and three (3) years. The table below summarizes the remaining expected lease payments under our operating leases as of September 30, 2019.

Future Lease Payments	September 30, 2019
2019	$14,207
2020	45,724
2021	11,759
Less: imputed interest	(396)

Present value of operating lease liabilities	$71,294

Online Disruptive Technologies, Inc.

Notes to the Condensed Interim Consolidated Financial Statements

September 30, 2019

(Unaudited)

Note 3 - Adoption of ASC 842, Leases (Continued)

Update to Lease Policy

Accounting and reporting guidance for leases requires that leases be evaluated and classified as either operating or finance leases by the lessee and as either operating, sales-type or direct financing leases by the lessor. The Company's operating leases are included in ROU assets, lease liabilities-current portion and lease liability-less current portion in the accompanying consolidated balance sheets.  ROU assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease.

Note 4 - Fixed Assets

As of September 30, 2019, the fixed assets balance on the consolidated financial statement consist of the following:

Cost:	Furniture and Fixtures	Computer Equipment	Lab Equipment	Total
December 31, 2017	$3,871	$29,325	$49,191	$82,387
Additions	-	9,933	10,897	20,830
Exchange difference	(286)	(2,580)	(4,089)	(6,955)
December 31, 2018	$3,585	$36,678	$55,999	$96,262
Additions	-	-	-	-
Exchange difference	274	2,802	4,278	7,354
September 30, 2019	$3,859	$39,480	$60,277	$103,616

Amortization:	Furniture and Fixtures	Computer Equipment	Lab Equipment	Total
December 31, 2017	$887	$19,497	$14,868	$35,252
Additions	137	6,692	12,311	19,140
Exchange difference	(65)	(1,440)	(1,899)	(3,404)
December 31, 2018	$959	$24,749	$25,280	$50,988
Additions	208	3,327	9,286	12,821
Exchange difference	(615)	(10,289)	15,082	4,178
September 30, 2019	$552	$17,787	$49,648	$67,987

Net Book Value:	Furniture and Fixtures	Computer Equipment	Lab Equipment	Total
December 31, 2018	$2,626	$11,929	$30,719	$45,274
September 30, 2019	$3,307	$21,693	$10,629	$35,629

The Company recorded depreciation in R&D materials and supplies in Research and Development expenses as disclosed in Note 2 (l).

Online Disruptive Technologies, Inc.

Notes to the Condensed Interim Consolidated Financial Statements

September 30, 2019

(Unaudited)

Note 5 - License and Research Funding Agreement

On July 25, 2012, the Company's subsidiary Savicell entered into a License and Research Funding Agreement ("R&D Agreement") with Ramot at Tel Aviv University ("Ramot") pursuant to which:

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

The payments originally due on April 3, 2013 and July 3, 2013 were postponed by the parties until such time as the funds were actually required in furtherance of the joint research and development initiatives. As of December 31, 2015, Savicell's entire financing commitment has been met and no more expenditures are mandated by the R&D Agreement on behalf of Ramot. Savicell is continuing the clinical research within its own laboratory situated in Haifa, Israel.

In addition, during fiscal year 2013, Savicell agreed to issue to Ramot warrants (the "Warrants") to purchase a number of ordinary shares of Savicell which shall together comprise 15% of issued shares of Savicell on an as-converted, fully diluted basis (equivalent to 1,765 Warrant Shares of Savicell). The Warrants shall be exercisable at an exercise price equal to the par value of the Warrant Shares, at any time and from time to time before Savicell completes a deemed liquidity event or the first underwritten offering of the Savicell's ordinary shares to the general public. The fair value of the Warrant Shares has been estimated at $1,698.97 per Warrant Share which is equivalent to the price at which Savicell has issued shares to third parties, for a total of $2,998,682 which has been included in research and development costs. As the exercise price inherent in the warrant certificate to purchase 1,765 common shares of Savicell is at nominal value, the warrant certificate is valued at the price of the subsequent equity issuance by Savicell ($1,698.97 per share) and the related common shares are considered to be issued and outstanding.

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

During the three and nine months ended September 30, 2019, Savicell incurred research and development costs of $406,664 and $1,193,917 respectively (September 30, 2018 - $449,188 and $1,853,950) which were included in the condensed interim consolidated statements of operations and comprehensive loss.

Online Disruptive Technologies, Inc.

Notes to the Condensed Interim Consolidated Financial Statements

September 30, 2019

(Unaudited)

Note 6 - Related Party Transactions

The Company completed the following related party transactions:

During the three and nine months ended September 30, 2019, the Company incurred consulting fees and salaries of $128,703 and $385,649 respectively (September 30, 2018 - $98,644 and $364,132) payable to its directors and officers.

As at September 30, 2019, there was $220,020 (December 31, 2018 - $94,045) payable to current officers and directors of the Company.

As at September 30, 2019, included in convertible debentures are amounts of $2,061,388 (December 31, 2018 - $2,061,388) that was entered into with two directors, one consultant, and one key management personnel of the Company (Note 8).

Note 7 - Promissory Note

During the year ended December 31, 2018, the Company issued a promissory note to the spouse of a consultant and former director of the Company for $50,000. The note bears interest at the rate of 10% per annum with an initial maturity date of the earlier of February 28, 2019 or the closing by the Company of an equity financing of at least $250,000. Interest incurred during the three and nine months ended September 30, 2019 is $663 and $2,865 respectively (September 30, 2018 - $nil).

During the nine months ended the Company has repaid $35,000. The remaining balance is due on demand and the parties have agreed to allow for ultimate repayment beyond the originally contemplated maturity date.

Note 8 - Convertible Debentures

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

September 30, 2019

(Unaudited)

Note 8 - Convertible Debentures (continued)

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

	December 31, 2018	Additions	September 30, 2019
Giora Davidovits	$860,293	$-	$860,293
Eyal Davidovits	402,861	-	402,861
Irit Arbel	355,746	-	355,746
Robbie Manis	437,763	-	437,763
Total	$2,056,663	$-	$2,056,663

	December 31, 2018	Additions	September 30, 2019
Convertible debentures	$2,056,663	$-	$2,056,663
Convertible discount	(852,418)	-	(852,418)
Net convertible debentures	1,204,245	-	1,204,245
Interest accretion	852,418	-	852,418
Exchange difference	4,725	-	4,725
Balance	$2,061,388	$-	$2,061,388

Note 9 - Convertible Loan

On March 8, 2018, the Company issued one convertible loan in the face amount of $350,000 to two current shareholders. The convertible loan matures after two years and bears interest at a rate of 10% per annum. The convertible loan may be converted into common shares of the Company at the earlier of fifteen days after the maturity date and the date the Company raises gross proceeds of $5,000,000 through private placements or files a registration statement with the Securities and Exchange Commission in the United States. The conversion price is $0.20 per share or such lesser price that the Company may issue additional shares to third parties, and, on conversion or repayment of the convertible loan, the Company will issue warrants in a number that is equal to the amount of the loan divided by the conversion price, exercisable at the funding price. In addition, the Company will reset the prior investment price issuable to each Lender for the amount equal to the lower of the prior investment made by such lenders and the amount invested by such lenders under this loan agreement. Such lower amount is referred to as "Covered Investment". The

Online Disruptive Technologies, Inc.

Notes to the Condensed Interim Consolidated Financial Statements

September 30, 2019

(Unaudited)

Note 9 - Convertible Loan (continued)

incremental number of common shares to be issued to the lenders by the Company is the Covered Investment divided by the reduced share price less the number of common shares previously issued by the Company in respect of the Covered Investment.

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

The Company evaluated these convertible loans for derivatives and determined that they do not qualify for derivative treatment. Interest will be accrued and be due and payable upon the maturity date of the loan. The accrued interest will also be converted into common shares of the company. Interest incurred during the three and nine months ended September 30, 2019 is $13,535 and $79,736 respectively (September 30, 2018: $nil).

Note 10 - Equity

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

On December 19, 2018, the Company issued an aggregate of 605,585 units at a price of $0.20 per unit. The total proceeds consist of $95,000 which was previously recorded as a share subscription received on the balance sheet with the remaining gross proceed of $26,117 received in 2018. Each unit comprises one share and one non-transferable common stock share purchase warrant. Each warrant entitles the holder to acquire one additional share of common

Online Disruptive Technologies, Inc.

Notes to the Condensed Interim Consolidated Financial Statements

September 30, 2019

(Unaudited)

Note 10 - Equity (continued)

Common Shares (continued)

stock at a price of $0.20 per share until December 19, 2020. On December 19, 2018, the Company issued an aggregate of 500,000 units at a price of $0.20 per unit for total proceeds of $100,000. Each unit comprises one share and one non-transferable common stock share purchase warrant. Each warrant entitles the holder to acquire of $0.20 per share until December 19, 2020.

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

As at September 30, 2019, the Company has $936,000 share subscription received for which the shares had not yet been issued and 127,240,587 common shares (December 31, 2018 - 124,063,122) issued and outstanding.

Warrants

A summary of warrants as at September 30, 2019 and December 31, 2018 is as follows:

	Warrant Outstanding
		Weighted Average
	Number of warrant	Exercise Price
Balance, December 31, 2018	5,186,835	$0.20
Granted	2,075,985	0.20
Expired	(1,693,750)	0.20
Balance, September 30, 2019	5,569,070	$0.20

Online Disruptive Technologies, Inc.

Notes to the Condensed Interim Consolidated Financial Statements

September 30, 2019

(Unaudited)

Note 10 - Equity (Continued)

Warrants (continued)

	Warrant Outstanding
		Weighted Average
	Number of warrant	Exercise Price
Balance, December 31, 2017	1,693,750	$0.20
Issued	2,387,500	0.20
Balance, September 30, 2018	4,081,250	$0.20

Number Outstanding	Weighted Average Exercise Price	Expiry Date	Weighted Average Remaining Life
2,300,000	$0.20	September 7, 2020	0.94
87,500	$0.20	September 17, 2021	1.97
1,105,585	$0.20	December 19, 2020	1.22
618,985	$0.20	April 12, 2021	1.53
1,302,000	$0.20	March 4, 2021	1.43
120,000	$0.20	July 19, 2021	1.80
35,000	$0.20	July 30, 2021	1.83
5,569,070	$0.20		1.22

Preferred Shares

The Company has authorized 20,000,000 preferred shares at a par value of $0.001 per share. No preferred shares have been issued by the Company and accordingly none are outstanding.

Stock Options

On March 7, 2016 the Company granted a total of 75,000 stock options to two employees. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant provided the employee remains an employee of the Company or its subsidiaries.  The options were valued based on the Black Scholes model. For the nine months ended September 30, 2019, the Company recorded stock based compensation of $163 (2018: $811) for such options.

On May 5, 2016 the Company granted a total of 150,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for ten years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant provided the employee remains an employee of the Company or its subsidiaries.  The options were valued based on the Black Scholes model. For the nine months ended September 30, 2019 the Company recorded stock based compensation of $636 (2018: $1,701) for such options.

Online Disruptive Technologies, Inc.

Notes to the Condensed Interim Consolidated Financial Statements

September 30, 2019

(Unaudited)

Note 10 - Equity (Continued)

Stock Options (continued)

On June 6, 2016 the Company granted a total of 800,000 stock options to a consultant. The stock options are exercisable at the exercise price of $0.20 per share and may be exercised for five years. 480,000 of the options so granted will vest as to one quarter of such options at the end of each completed year that the consultant provides the services. The remaining 320,000 options will be fully vested when the consultant has completed the provision of a minimum of 600 blood samples of lung cancer and control patients during the 4 years following June 6, 2016. One twelfth of these options will vest upon each 50 blood samples having been delivered by the consultant to the Company. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2019, 626,667 option vested and the Company recorded stock based compensation of $9,242 (2018: $20,268) for such options.

On November 1, 2016, the Company granted a total of 360,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One half of the options will vest immediately and one-half shall vest on the on the first anniversary date of grant provided the grantee remains a board member of the Company or its subsidiaries.  The options were valued based on the Black Scholes model. For the nine months ended September 30, 2019, the Company recorded stock based compensation of nil (2018: nil).

On May 31, 2017, the Company granted a total of 875,000 stock options to six employees. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant provided the employee remains an employee of the Company or its subsidiaries. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2019, the Company recorded stock based compensation of $18,598 (2018: $41,755) for such options.

On July 2, 2017, the Company granted a total of 150,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of the first, second and third anniversaries of the grant date provided the provided the employee remains an employee of the Company or its subsidiaries.  The options were valued based on the Black Scholes model. For the nine months ended September 30, 2019, the Company recorded stock based compensation of $3,426 (2018: $7,705) for such options.

On July 12, 2017, the Company granted a total of 260,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for ten years. 50,000 options vested on grant date. Off the remaining 210,000, one third of the options will vest on each of the first, second and third anniversaries of the grant date provided the employee remains a consultant of the Company or its subsidiaries.  The options were valued based on the Black Scholes model. For the nine months ended September 30, 2019, the Company recorded stock based compensation of $5,168 (2018: $10,662) for such options.

On February 13, 2018, the Company granted a total of 231,250 stock options to a consultant. The stock options vest immediately and are exercisable at an exercise price of $0.20 per share and may be exercised over five years. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2019, the Company recorded stock based compensation of nil (2018: $26,422) for such options.

Online Disruptive Technologies, Inc.

Notes to the Condensed Interim Consolidated Financial Statements

September 30, 2019

(Unaudited)

Note 10 - Equity (Continued)

Stock Options (continued)

On June 22, 2018, the Company granted a total of 4,100,000 stock options to a group of employees. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of the first, second and third anniversaries of the date of grant, namely June 22, 2019, June 22, 2020 and June 22, 2021 provided the employees remains an employee of the Company or its subsidiaries.  The options were valued based on the Black Scholes model. For the nine months ended September 30, 2019, the Company recorded stock based compensation of $208,638 (2018: $95,589) for such options.

On June 22, 2018, the Company granted a total of 1,500,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One quarter of the options will vest immediately.  The remaining 1,125,000 options will vest in equal amounts on each of June 22, 2019, June 22, 2020 and June 22, 2021 provided the employee remains an employee of the Company or its subsidiaries.  The options were valued based on the Black Scholes model. For the nine months ended September 30, 2019, the Company recorded stock based compensation of $57,002 (2018; $78,476) for such options.

On June 22, 2018, the Company granted a total of 200,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One third of the options will vest on each of June 22, 2019, June 22, 2020 and June 22, 2021. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2019, the Company recorded stock based compensation of $9,593 (2018: $4,544) for such options.

On June 22, 2018, the Company granted a total of 4,000,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. One quarter of the options vest on the date of grant, and a further quarter will vest on each of June 22, 2019, June 22, 2020 and June 22, 2021. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2019, the Company recorded stock based compensation of $143,890 (2018: $207,432) for such options.

On June 22, 2018, the Company granted a total of 4,600,000 stock options to a group of employees, consultants and directors. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for seven years. The options vest immediately on grant date.  The options were valued based on the Black Scholes model. For the nine months ended September 30, 2019, the Company recorded stock based compensation of nil (2018: $640,896) for such options.

On July 18, 2018, the Company granted a total of 360,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for ten years. 150,000 of the options vest on the date of grant, and one third of the options will vest at the end of each year of service as at July 18, 2019, 2020 and 2021. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2019, the Company recorded stock based compensation of $12,988 (2018: $29,662) for such options.

Online Disruptive Technologies, Inc.

Notes to the Condensed Interim Consolidated Financial Statements

September 30, 2019

(Unaudited)

Note 10 - Equity (Continued)

Stock Options (continued)

On September 12, 2018, the Company granted a total of 150,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.20 per share and may be exercised for ten years. 30,000 of the options vest on the date of grant, and 40,000 of the options will vest at the end of each year of service as at September 12, 2019, 2020 and 2021. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2019, the Company recorded stock based compensation of $8,673 (2018: $5,696) for such options.

On September 14, 2018, the Company granted a total of 105,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.20 per share and expired on April 25, 2023. 15,000 options vested at the end of each 7 months of services. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2019, the Company recorded stock based compensation of $2,901 (2018: $317) for such options.

On November 22, 2018, the Company granted a total of 250,000 stock options to a consultant. The stock options vest immediately and are exercisable at an exercise price of $0.20 per share and may be exercised over seven years. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2019, the Company recorded stock based compensation of nil (2018: $212,893) for such options.

On July 19, 2019, the Company granted a total of 125,000 stock options to a consultant. The stock options are exercisable at an exercise price of $0.20 per share until July 19, 2026. 65,000 options vested immediately upon issuance and the balance of 60,000 will vest after 6 completed months of consulting service. The options were valued based on the Black Scholes model. For the nine month ended September 30, 2019, the Company recorded stock based compensation of $12,433 for such options.

On August 1, 2019, the Company granted a total of 525,000 stock options to two employees. The stock options are exercisable at an exercise price of $0.20 per share until August 1, 2026 subject to vesting provisions. One third of the options will vest on each of August 1, 2020, August 1, 2021 and August 1, 2022. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2019, the Company recorded stock based compensation of $8,503 for such options.

On September 20, 2019, the Company granted a total of 600,000 stock options to two consultants. The stock options are exercisable at an exercise price of $0.20 per share until September 20, 2024. One-third of the options vest immediately upon issuance and a further one-third vests on each of the first two anniversary dates of the grant. The options were valued based on the Black Scholes model. For the nine months ended September 30, 2019, the Company recorded stock based compensation of $35,096 for such options.

Online Disruptive Technologies, Inc.

Notes to the Condensed Interim Consolidated Financial Statements

September 30, 2019

(Unaudited)

Note 10 - Equity (Continued)

Stock Options (continued)

The fair value of each option grant is calculated using the following assumptions:

	2019	2018
Expected life - year	5-10	5-10
Interest rate	1.49% - 2.86%	1.53% - 2.86%
Volatility	61.27% - 96%	65.68% - 94.22%
Dividend yield	--%	--%
Forfeiture rate	--%	--%
Weighted average fair value of options granted	$0.13	$0.13
	Number of Options	Weighted Average Exercise Price	Expire date
Balance, December 31, 2016	17,345,896	$0.05
Granted, on May 31, 2017	875,000	0.200	May 31, 2024
Expired, July 1, 2017	(75,000)	0.20
Granted, on July 2, 2017	150,000	0.20	July 2, 2024
Granted, on July 12th, 2017	260,000	0.200	July 12, 2027
Exercised, on September 25, 2017	(150,000)	0.01
Balance, December 31, 2017	18,405,896	$0.04
Granted, on February 13, 2018	231,250	0.20	February 13, 2023
EExercised, on January 28, 2018	(16,665)	0.20
Cancelled, on January 28 2018	(33,335)	0.20
Exercised, on March 20, 2018	(481,179)	0.001
Granted, on June 22, 2018	14,400,000	0.20	June 22, 2025
Granted, on July 18, 2018	360,000	0.20	July 18, 2028
Exercised, on August 14, 2018	(800,000)	0.01
Granted, on September 12, 2018	150,000	0.20	September 12, 2028
Granted, on September 14, 2018	105,000	0.20	April 25, 2023
Expired, on September 28, 2018	(25,000)	0.20
Granted, on November 22, 2018	250,000	0.20	November 22, 2025
Granted, on July 19, 2019	125,000	0.20	July 19, 2026
Granted, on August 1, 2019	525,000	0.20	August 1, 2026
Granted, on August 20, 2019	600,000	0.20	August 20, 2026
Balance, December 31, 2018	33,795,967	$0.13
Exercised on March 04, 2019	(500,000)	0.20
Balance, September 30, 2019	33,295,967	$0.13

Online Disruptive Technologies, Inc.

Notes to the Condensed Interim Consolidated Financial Statements

September 30, 2019

(Unaudited)

Note 10 - Equity (Continued)

Stock Options (continued)

	Outstanding September 30, 2019			Exercisable as at September 30, 2019
Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
$0.01	9,750,000	$0.01	2.92	9,750,000	$0.01	2.92
0.01	1,924,717	0.01	1.12	1,924,717	0.01	1.12
0.20	150,000	0.20	1.59	150,000	0.20	1.59
0.20	120,000	0.20	2.90	120,000	0.20	2.9
0.20	1,610,000	0.20	2.85	1,610,000	0.20	2.85
0.20	75,000	0.20	2.92	75,000	0.20	2.92
0.20	50,000	0.20	3.15	50,000	0.20	3.15
0.20	100,000	0.20	3.19	100,000	0.20	3.19
0.20	125,000	0.20	3.17	125,000	0.20	3.17
0.20	75,000	0.20	3.44	75,000	0.20	3.44
0.20	150,000	0.20	6.60	150,000	0.20	6.60
0.20	800,000	0.20	1.68	653,334	0.20	1.68
0.20	360,000	0.20	4.09	360,000	0.20	4.09
0.20	850,000	0.20	4.67	570,834	0.20	4.67
0.20	150,000	0.20	0.76	100,000	0.20	0.76
0.20	260,000	0.20	0.78	190,000	0.20	0.78
0.20	231,250	0.20	3.38	231,250	0.20	3.38
0.20	4,100,000	0.20	5.73	1,366,667	0.20	5.73
0.20	1,500,000	0.20	5.74	750,000	0.20	5.74
0.20	200,000	0.20	5.74	66,667	0.20	5.74
0.20	4,000,000	0.20	5.74	2,000,000	0.20	5.74
0.20	4,600,000	0.20	5.74	4,600,000	0.20	5.74
0.20	360,000	0.20	8.81	220,000	0.20	8.81
0.20	105,000	0.20	3.57	15,000	0.20	3.57
0.20	150,000	0.20	8.96	70,000	0.20	8.96
0.20	250,000	0.20	6.15	250,000	0.20	6.15
0.20	125,000	0.20	6.81	65,000	0.20	6.81
0.20	525,000	0.20	6.84	-	0.20	6.84
0.20	600,000	0.20	4.89	200,000	0.20	6.89
	33,295,967	$0.13	3.42	25,838,469	$0.10	3.94

Online Disruptive Technologies, Inc.

Notes to the Condensed Interim Consolidated Financial Statements

September 30, 2019

(Unaudited)

Note 10 - Equity (Continued)

Non-Controlling Interests

The Company's subsidiary, Savicell, granted a third party a warrant certificate to purchase 1,765 common shares of Savicell that initially represented 15% of the underlying common equity of Savicell. In the course of its initial equity issuances up to October 30, 2012 (the "Initial Closing"), Savicell issued a total of 592 ordinary shares at $1,698.97 per share to the non-related third party representing approximately 4.79% of the fully diluted common equity of Savicell for aggregate proceeds of $1,005,795. The Savicell investors are entitled to convert their Savicell shares into common shares of ODT (1:10,625) at a price equal to 80% of the per share pricing of the first completed ODT financing of over $500,000 conducted after July 1, 2012 (the "Financing Price") provided that for purposes of such conversion, the deemed maximum Financing Price shall be the per share price of the common shares of ODT based on (a) an aggregate ODT equity valuation of $30,000,000; and (b) the number of common shares of ODT outstanding at the time of the financing. Savicell continued its equity issuances following the Initial Closing.

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

During the year ended December 31, 2018, Savicell issued 1,467 shares to settle inter-company debts with ODT. The Company, the Warrant holder and the Savicell investors held underlying interests in the equity of Savicell of 87.81%, 10.43% and 1.76%, respectively.

Online Disruptive Technologies, Inc.

Notes to the Condensed Interim Consolidated Financial Statements

September 30, 2019

(Unaudited)

Note 10 - Equity (Continued)

Non-Controlling Interests (continued)

During the nine months ended September 30, 2019, Savicell investors exchanged 89 Savicell shares for 756,480 of ODT Common Shares with ODT receiving the Savicell shares so exchanged.

As at September 30, 2019, The Company, the Warrant holder and the Savicell investors held underlying interests in the equity of Savicell of 87.87%, 10.37% and 1.76%, respectively (December 31, 2018 - 87.81%, 10.43% and 1.76%).

Savicell's Common Shares

	Number of Shares	Amount in NIS

Balance, December 31, 2017	15,450	6,264,821
Shares issued to settle inter-company debts	1,467	2,494,219
Balance, December 31, 2018	16,917	8,759,040
Shares issued to settle inter-company debts	89	151,296

Balance, September 30, 2019	17,006	8,910,336

As the exercise price inherent in the warrant certificate to purchase 1,765 common shares of Savicell is at nominal value, the warrant certificate is valued at the price of the subsequent equity issuance by Savicell ($1,698.97 per share) and the related common shares are considered to be issued and outstanding.

Note 11 - Loss per Share

We present both basic and diluted income per share on the face of our condensed interim consolidated statements of operations. Basic and diluted income per share are calculated as follows:

	Three months ended	Three months ended
	September 30, 2019	September 30, 2018

Net loss	$(675,945)	$(594,239)
Weighted average common shares outstanding:
Basic and diluted	127,240,587	121,619,939
Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Online Disruptive Technologies, Inc.

Notes to the Condensed Interim Consolidated Financial Statements

September 30, 2019

(Unaudited)

Note 11 - Loss per Share (Continued)

	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018

Net loss	$(1,787,580)	$(2,581,409)
Weighted average common shares outstanding:
Basic and diluted	126,340,628	120,136,973
Net loss per common share:
Basic and diluted	$(0.01)	$(0.02)

Certain stock options whose terms and conditions are described in Note 10, "Stock Options" could potentially dilute basic and dilute loss per share in the future, but were not included in the computation of diluted loss per share because to do so would have been anti-dilutive.  Those anti-dilutive options are as follows.

	2019	2018

Anti-dilutive options	11,674,717	12,174,716

Note 12 - Commitments and Guarantees

The Company was not a guarantor to any parties as at September 30, 2019.

1. On September 11, 2012, ODT signed an employment agreement with Giora Davidovits, its chief executive officer and President, which agreement entailed an effective date of September 1, 2012.  In return for acting as its chief executive officer, the Company will provide Mr. Davidovits an annual salary of $250,000 together with other benefits and the potential for additional bonuses as declared from time to time by the Company's board of directors. The agreement is effective until August 31, 2022 unless terminated early in accordance with the termination provisions contained within the employment agreement and subject to agreed severance amounts. In connection with the execution of the employment agreement, the Company issued to Giora Davidovits options to purchase 3,750,000 common shares at a price per share of $0.01. The options are exercisable for 10 years. Mr. Davidovits is eligible for subsequent option grants at the discretion of the board of directors.

2. On October 30, 2012, ODT and Savicell signed an employment agreement with Eyal Davidovits, its chief operating officer, which agreement entailed an effective date of September 1, 2012. In return for acting as its chief operating officer, the Company will provide Mr. Davidovits an annual salary of $120,180 (NIS 432,000), together with other fringe benefits including those related to the use of an automobile, health insurance, contributions to government run retirement programs and the potential for additional bonuses as declared from time to time by the Company's board of directors. The agreement is effective until August 31, 2022 unless terminated early in accordance with the termination provisions contained within the employment agreement and subject to agreed severance amounts. In connection with the execution of the employment agreement, the Company issued to Eyal Davidovits options to purchase 2,750,000 common shares at a price per share of $0.01. The options are exercisable for 10 years. Mr. Davidovits is eligible for subsequent option grants at the discretion of the board of directors.

Online Disruptive Technologies, Inc.

Notes to the Condensed Interim Consolidated Financial Statements

September 30, 2019

(Unaudited)

Note 12 - Commitments and Guarantees (Continued)

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

The minimum future payments for the above commitments are as follows:

Year	Consulting fee and Salaries	Office rent	Total

2019	$277,635	$14,207	$291,842
2020	370,180	45,724	415,904
2021	370,180	11,759	381,939
2022	246,787	-	246,787
2023	-	-	-
Total	$1,264,782	$71,690	$1,336,472

Note 13 - Geographic Information

The Company's head office is located in the United States ("US"). The operations of the Company are primarily in two geographic areas: the US and Israel. A summary of geographical information for the Company's long-lived assets are as follows:

Period ended September 30, 2019	US	Israel	Total
Long-lived assets	$-	$35,629	$35,629
Year ended December 31, 2018	US	Israel	Total
Long-lived assets	$-	$45,274	$45,274

Online Disruptive Technologies, Inc.

Notes to the Condensed Interim Consolidated Financial Statements

September 30, 2019

(Unaudited)

Note 14 - Subsequent Events

1. On October 25, 2019, the Company raised capital investments totalling $1,012,000 which represent a total share issuance of 5,060,0000 units at an issuance price of $0.20 each. Each unit comprises one common share and one non-transferable common stock share purchase warrant. Each warrant entitles the holder to acquire one additional share of common stock at a price of $0.20 per share for two years.

2. On November 1, 2019, the Company raised capital investments totalling $50,000 which represent a total of 250,000 units at an issuance price of $0.20 each. Each unit comprises one common share and one non-transferable common stock share purchase warrant. Each warrant entitles the holder to acquire one additional share of common stock at a price of $0.20 per share for two years.  As of November 25, 2019, these shares have yet to be issued to investors.

3. On November 5, 2019, the Company raised capital investments totalling $200,000 which represent a total of 1,000,000 units at an issuance price of $0.20 each. Each unit comprises one common share and one non-transferable common stock share purchase warrant. Each warrant entitles the holder to acquire one additional share of common stock at a price of $0.20 per share for two years.  As of November 25, 2019, these shares have yet to be issued to investors.

4. On November 10, 2019, the Company granted a total of 50,000 stock options to an employee. The stock options are exercisable at an exercise price of $0.20 per share until November 10, 2026.  One third of the options will vest on each of November 10, 2020, November 10, 2021 and November 10, 2022 provided the employee remains an employee of the Company or its subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. Forward-looking statements made in this Form 10-Q include statements about:

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	general economic and business conditions;
•	our ability to identify attractive products and negotiate their acquisition or licensing;
•	volatility in prices for our products;
•	risks inherent in the pharmaceutical industry;
•	competition for, among other things, capital, pharmaceutical products and skilled personnel; and
•	other factors discussed under the section entitled "Risk Factors".

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

As used in this interim report on Form 10-Q and unless otherwise indicated, the terms "we", "us" and "our" refer to Online Disruptive Technologies Inc. and our subsidiary, Savicell Diagnostic Ltd., an Israeli corporation (the "Subsidiary" or "Savicell"). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Corporate Overview

We were incorporated in the State of Nevada on November 16, 2009 under the name "Online Disruptive Technologies, Inc." with authorized capital of 500,000,000 shares of common stock with a par value of $0.001 per share and 20,000,000 shares of preferred stock with a par value of $0.001 per share. On March 24, 2010, we entered into a share purchase agreement with Benjamin Cherniak, whereby we acquired all of the issued and outstanding shares of RelationshipScoreboard.com Entertainment, Inc. in consideration for the issuance of 16,000,000 of our common shares. RSE was incorporated in the State of Nevada on November 16, 2009. There were no related party interests in the acquisition of RelationshipScoreboard.com Entertainment, Inc.

Pursuant to a license agreement and research funding agreement (the "License Agreement") dated July 24, 2012 and entered into on July 25, 2012 executed by our Subsidiary and Ramot at Tel Aviv University Ltd. ("Ramot"), a private company incorporated in the State of Israel and having a place of business at 5 Shenker Street, Herzliah, Israel, our Subsidiary was granted a license to certain patented technology relating to the early detection of diseases by measuring metabolic activity in the immune system (the "Technology"). The products (the "Products") means any instrument, device, process, method, product, component, or system that contain or is based on, in whole or in part, the Technology.

As consideration for the worldwide exclusive license of the Products, our Subsidiary will pay, issue and fund the following to Ramot:

(a)	a royalty (the "Royalty") on worldwide net sales of the Products by our company and its affiliates or sublicensee;

(b)	a minimum annual royalty, credited against the Royalty;

(c)	percentages of all payments received in connection with a sublicense;

(d)	issue warrants to purchase, for nominal consideration, the number of common shares of the Subsidiary such that Ramot holds a minority interest in the Subsidiary; and

(e)	fund research expenditures for the research of the Technology.

After the entry into of the License Agreement, we are focused on the development of Savicell.

Our Current Business

Savicell

Savicell is a Liquid ImmunoBiopsyTM company that targets early, non-invasive (blood test) detection of multiple diseases with a patented immunometabolism platform. In addition, it may be used to track/predict treatment effectiveness, including immunotherapy. This exciting field of "immunometabolism" is emerging in pharmaceutical development, given that a normal metabolic state of the immune system is linked to its ability to combat infectious disease and cancer. There are growing publications linking the spectrum of immune system metabolic states as a basis for categorizing human disease. Savicell is at the forefront of developing diagnostics in this new space. This is an important differentiator in the multi-billion liquid biopsy market as it gives Savicell a very strong capability for early stage detection where other liquid biopsy technologies have difficulties.

Initially, Savicell is focused on the multibillion-dollar cancer diagnosis market.  Savicell deploys Well-Shield™ technology, a Liquid ImmunoBiopsy™ diagnostic platform.  In contrast to existing technologies that evaluate secretions of cancer cells, Well-Shield's ImmunoBiopsy platform receives data directly from the immune system.  Importantly, Well-Shield is different in that it is a functional test measuring the metabolic activation profile of the immune system as an indicator of disease status. As an immune system metabolic test, it is inherently suited for early detection.

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

Savicell's lung cancer clinical study results were published in Cancer Immunology and Immunotherapy that validate the promise of Savicell's Liquid ImmunoBiopsy™. The published study uses the Savicell Diagnostics, Ltd. platform to diagnose lung cancer, producing 91% sensitivity and 80% specificity in a 20-fold cross-validation. Diagnosis of Stage 1 lung cancer is as accurate as later stages.

Novel non-invasive early detection of lung cancer using liquid immunobiopsy metabolic activity profiles Adir, Y., Tirman, S., Abramovitch, S. et al. Cancer Immunol Immunother (2018).

https://doi.org/10.1007/s00262-018-2173-5
https://link.springer.com/article/10.1007%2Fs00262-018-2173-5

Abstract

Lung cancer is the leading cause of cancer death worldwide. Survival is largely dependent on the stage of diagnosis: the localized disease has a 5-year survival greater than 55%, whereas, for spread tumors, this rate is only 4%. Therefore, the early detection of lung cancer is key for improving prognosis. In this study, we present an innovative, non-invasive, cancer detection approach based on measurements of the metabolic activity profiles of immune system cells. For each Liquid ImmunoBiopsy test, a 384 multi-well plate is loaded with freshly separated PBMCs, and each well contains 1 of the 16 selected stimulants in several increasing concentrations. The extracellular acidity is measured in both air-open and hermetically-sealed states, using a commercial fluorescence plate reader, for approximately 1.5 h. Both states enable the measurement of real-time accumulation of 'soluble' versus 'volatile' metabolic products, thereby differentiating between oxidative phosphorylation and aerobic glycolysis. The metabolic activity profiles are analyzed for cancer diagnosis by machine-learning tools. We present a diagnostic accuracy study, using a multivariable prediction model to differentiate between lung cancer and control blood samples. The model was developed and tested using a cohort of 200 subjects (100 lung cancer and 100 control subjects), yielding 91% sensitivity and 80% specificity in a 20-fold cross-validation. Our results clearly indicate that the proposed clinical model is suitable for non-invasive early lung cancer diagnosis, and is indifferent to lung cancer stage and histological type.

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

The largest USA National Screening Trial (NLST) demonstrated that screening high-risk subjects decreases mortality. The current standard of care for diagnosing lung cancer in high-risk patients is LDCT scanning. This large trial of 53,454 current or former heavy smokers, ages 55 to 74, demonstrated that screening high-risk subjects using LDCT decreases mortality from lung cancer by 20%. Based on this study, the United States Preventive Services Task force ("USPSTF") guidelines recommend annual LDCTs for patients at high risk for lung cancer. However, there are major limitations to CT screening that create the following two important market needs:

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

Lung cancer strategy

In the longer term, we plan to develop a screening test for lung cancer. However, our initial goal is to provide an additional tool for clinicians, designed to assist in the diagnosis of indeterminate nodules identified by imaging. The Well-Shield test is intended to help a clinician decide on invasive and/or non-invasive follow- up. It could help reduce the majority of the false positive results and reduce the number of unnecessary invasive procedures by more than 200,000 annually in the US (5)(6). As a result, Well-Shield's test could drive $3.6 billion in annual cost savings in the USA alone.

Sources Quoted

(1) Luba Frank and Leslie E. Quint Chest CT incidentalomas: thyroid lesions, enlarged mediastinal lymph nodes, and lung nodules Cancer Imaging. 2012; 12(1): 41-48

(2) MacMahon H, Austin JH, Gamsu G, et al. Guidelines for management of small pulmonary nodules detected on CT scans: a statement from the Fleischner Society. Radiology. 2005;237:395-400. doi:10.1148/radiol.2372041887. [PubMed]

(3) Michael K. Gould et al. Recent Trends in the Identification of Incidental Pulmonary Nodules. Am J Respir Crit Care Med Vol 192, Iss 10, pp 1208-1214, Nov 15, 2015

(4) Apichat Tantraworasin et al. ISRN Surgery Volume 2013, Article ID 175304, 7 pages

(5) Moving Beyond the National Lung Screening Trial: Discussing Strategies for Implementation of Lung Cancer Screening Programs Bernando H.L. Goulard, The Oncologist. 2013 Aug; 18(8): 941-946

(6) Assume 10 million patients screened and sensitivity and specificity of 92% and 75% respectively. Well-Shield may have higher or lower sensitivity and specificity.

(7) Cancer Facts & Figures 2015.

(8) World Cancer Report 2014.

Results of Operations

Revenues

We have not earned any revenue from operations since our inception and further losses are anticipated in the development of our business. We are currently in the development stage of our business and we can provide no assurances that we will generate revenue in the foreseeable future.

Expenses

For the three and nine months ended September 30, 2019 and 2018, we incurred the following general and administrative expenses:

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
General and Administrative Expenses	$	$	$	$
Accounting Fees	7,500	7,500	22,500	22,500
Audit & Tax Fees	20,595	10,019	61,228	82,465
Bank Fees	155	113	567	478
Consulting Fees	182,895	92,381	366,412	296,184
Lease Expense	9,198	-	26,662	-
Filing and Transfer Agent Fees	27	2,618	8,653	6,484
Insurance Expense	1,306	10,823	9,626	25,337
Marketing Expense	1,155	-	5,574	-
Legal Fees	5,216	6,808	13,956	16,852
Office and Miscellaneous Expense	1,323	15,529	7,467	20,443
Payroll Expense	9,213	8,852	27,149	27,312
Research and Development Expense	406,664	449,188	1,193,917	1,853,950
Travel Expenses	13,915	1,286	24,186	8,621
	659,162	605,117	1,767,897	2,360,626

Three-Month Period Ended September 30, 2019

Our expenses increased by approximately 8.9% during the three months ended September 30, 2019 compared to the same period in 2018. This increase resulted primarily from (a) an increase of $90,000 in consulting fees compared to the same three-month period ending in 2018. The increase in consulting fees is mainly the result of the engagement of additional external professionals in furtherance of our business as well as our ongoing fundraising efforts; (b) an increase in audit and tax fees; and (c) an increase in travel expenses. These expense increases are mitigated by the following cost reductions: (a) a reduction in research and development expenses due to lower stock compensation expense of $152,652 in the third quarter of 2019 compared to $180,160 in the same three-month period in 2018. This decrease more than offset an increase in payroll expense incurred in this department; and (b) a reduction in insurance expense that is primarily a timing difference.

Nine-Month Period Ended September 30, 2019

Our expenses decreased by approximately 25.1% during the nine months ended September 30, 2019 compared to the same period in 2018. This decrease resulted primarily from (a) a large decrease in research and development expenses that mostly related a reduction in stock compensation expense recognized.  Stock compensation expense decrease by $615,400 in the first none months of 2019 compared to the same nine-month period in 2018.; (b) a decrease in audit and tax fees that is primarily a timing issue in terms of the recognition of expense; and (c) a decrease in insurance expense that is primarily a timing issue in terms of the recognition of expense. These expense reductions are mitigated by the following cost increases: (a) a meaningful increase in consulting fees of $70,250 compared to 2018 as we continue to engage additional external professionals in furtherance of our business and financing objectives; (b) the recognition of lease expense in 2019 related to leased premises used in our operations; and (c) an increase in travel expenses.

Liquidity And Capital Resources

Working Capital

	September 30, 2019 $	December 31, 2018 $
Total Current Assets	257,651	193,038
Total Current Liabilities	563,083	440,716
Working Capital (Deficiency)	(305,432)	(247,678)

Our operations consumed more cash in the first 9 months of 2019 as compared to the corresponding 9 months in 2018 as less reliance was placed on current payables as a means of financing the ongoing operations. However, we raised more financing dollars between debt and equity issuances in the first 9 months of 2019 compared to 2018. Overall, we saw a decrease in our working capital position relative to our most recent year end, December 31, 2018 of $57,754.

Given that we are incurring significant monthly cash operating expenses, there is a need to raise additional financing in the short term as current cash balances are not sufficient to sustain our operations. Efforts are ongoing to secure additional convertible debt and equity financing and we are hopeful to realize such transactions imminently.

Recent Financings

As at September 30, 2019, the Company had $936,000 share subscription received for which the shares had not yet been issued. On October 25, 2019, we closed an equity financing in the aggregate amount of $1,012,000 which represented a total issuance of 5,060,0000 units at an issuance price of $0.20 each. Each unit comprised one common share and one non-transferable common stock share purchase warrant. Each warrant entitles the holder to acquire one additional share of common stock at a price of $0.20 per share for two years.

Cash Flows

	Nine months ended September 30, 2019 $	Nine months ended September 30, 2018 $
Net Cash (Used in) Operating Activities	(1,274,420)	(939,225)
Net Cash Provided by Financing Activities	1,340,654	1,013,145
Net Cash (Used in) Investing Activities	-	(5,152)

Cash (Used in) Operating Activities

The increase in cash used in operating activities compared to the same period last year is due primarily to reduced reliance on short term liabilities to finance current operations.

Cash Provided by Financing Activities

The increase in cash provided by financing activities compared to the same period last year results primarily from the fact that the aggregate debt and equity financings realized in the first 9 months of 2019 exceeded that realized in the first 9 months of 2018.

Cash Used in Investing Activities

No funds were used in purchasing capital assets during the third quarter of 2019.

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

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at September 30, 2019, our company has accumulated deficit of $16,884,830 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next 12 months.

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

Since inception we have funded our operations primarily through equity and debt financings and we expect that we will continue to fund our operations through the equity and debt financing. If we raise additional financing by issuing equity securities, our existing stockholders' ownership will be diluted. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019.  This evaluation was implemented under the supervision and with the participation of our Chief Executive Officer.

Based on this evaluation, management concluded that, as of September 30, 2019, our disclosure controls and procedures are not fully effective. The ineffectiveness of our disclosure controls and procedures was due to the existence of material weaknesses identified in our annual report on Form 10-K filed with the SEC on April 3, 2019. As we continue to grow we are adding additional personnel in key positions, including accounting, that will enable us to improve our overall control procedures.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not generated any revenue from operations since our incorporation. We expect that our operating expenses will increase over the next 12 months as we continue to ramp-up the scope of our business operations and work toward the commercialization of the Technology. We estimate our average monthly expenses over the next 12 months to be approximately $100,000-$120,000 ($1,200,000-$1,440,000 for the ensuing year), which includes the sum of (a) ongoing research and development expenses; (b) general and administrative expenses; and (c) capital asset acquisitions in furtherance of our product development initiatives. On September 30, 2019, we had cash and cash equivalents of $197,180.  As of September 30, 2019, we had total current liabilities of $563,083. We currently have negative working capital of $305,432 with a significant portion of the current liabilities representing salary and consulting fees owing to management and consultants which have been forestalled. If we are unable to meet our financial obligations, we could be forced to restructure or refinance, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms.

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

Risks Relating to our Operations in Israel

Conditions in Israel and the surrounding Middle East may materially adversely affect our Subsidiary's operations and personnel.

Our Subsidiary has significant operations in Israel, including research and development. Since the establishment of the State of Israel in 1948, a number of armed conflicts and terrorist acts have taken place, which in the past, and may in the future, lead to security and economic problems for Israel. In addition, certain countries in the Middle East adjacent to Israel, including Egypt and Syria, recently experienced and some continue to experience political unrest and instability marked by civil demonstrations and violence, which in some cases resulted in the replacement of governments and regimes. Current and future conflicts and political, economic and/or military conditions in Israel and the Middle East region may affect our operations in Israel. The exacerbation of violence within Israel or the outbreak of violent conflicts involving Israel may impede our Subsidiary's ability to engage in research and development, or otherwise adversely affect its business or operations. In addition, our Subsidiary's employees in Israel may be required to perform annual mandatory military service and are subject to being called to active duty at any time under emergency circumstances. The absence of these employees may have an adverse effect on our Subsidiary's operations. Hostilities involving Israel may also result in the interruption or curtailment of trade between Israel and its trading partners, which could materially adversely affect our results of operations.

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

Under these regulations, we may become subject to periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that we are in compliance with all applicable regulations. In addition, the FDA and foreign regulatory agencies conduct pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with GMP and other regulations. Following such inspections, the FDA or other agency may issue observations, notices, citations and/or warning letters that could cause us to modify certain activities identified during the inspection. FDA guidelines specify that a warning letter is issued only for violations of "regulatory significance" for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action. We may also be required to report adverse events associated with our products to the FDA and other regulatory authorities. Unexpected or serious health or safety concerns would result in labeling changes, recalls, market withdrawals or other regulatory actions.

The range of possible sanctions includes, among others, FDA issuance of adverse publicity, product recalls or seizures, fines, total or partial suspension of production and/or distribution, suspension of the FDA's review of product applications, enforcement actions, injunctions, and civil or criminal prosecution. Any such sanctions, if imposed, could have a material adverse effect on our business, operating results, financial condition and cash flows. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Similar sanctions as detailed above may be available to the FDA under a consent decree, depending upon the actual terms of such decree. If internal compliance programs do not meet regulatory agency standards or if compliance is deemed deficient in any significant way, it could materially harm our business.

The product would be licensed for sale in the EU through an EC certification process, frequently shorthanded as "CE Mark" under the IVDD 98/79/EC. It is possible that general controls are sufficient and a conformity assessment of a QMS would be sufficient to support clinical testing in the EU. If a Notified Body must be used, the CE Marking process has two stages: a certification of the manufacturer's QMS (ability to safely develop devices) and the certification of the device performance and safety itself. Regulatory approval may be delayed, limited or denied for a number of reasons, including insufficient clinical data, the product not meeting safety or efficacy requirements or any relevant manufacturing processes or facilities not meeting applicable requirements.

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

Even if U.S. regulatory approval or clearance is obtained, the FDA can impose significant restrictions on a product's indicated uses or marketing or may impose ongoing requirements for potentially costly post-approval studies. Any of these restrictions or requirements could adversely affect our potential product revenues. Our product candidates will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. In addition, approved products, manufacturers and manufacturers' facilities are subject to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If our product candidates fail to comply with applicable regulatory requirements, such as current Good Manufacturing Practices, or "CGMPs", a regulatory agency may:

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

Trading of our stock is restricted by the Securities Exchange Commission's penny stock regulations, which may limit a stockholder's ability to buy and sell our common stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority (known as "FINRA") has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock's price. This may never happen and investors may lose all of their investment in our company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 1, 2019, the Company granted a total of 525,000 stock options to two employees. The stock options are exercisable at an exercise price of $0.20 per share until August 1, 2026 subject to vesting provisions. One third of the options will vest on each of August 1, 2020, August 1, 2021 and August 1, 2022.

On September 20, 2019, the Company granted a total of 600,000 stock options to two consultants. The stock options are exercisable at an exercise price of $0.20 per share until September 20, 2024. One-third of the options vest immediately upon issuance and a further one-third vests on each of the first two anniversary dates of the grant.

As at September 30, 2019, the Company had $936,000 share subscription received for which the shares had not yet been issued. On October 25, 2019, we closed an equity financing in the aggregate amount of $1,012,000 which represented a total issuance of 5,060,0000 units at an issuance price of $0.20 each. Each unit comprised one common share and one non-transferable common stock share purchase warrant. Each warrant entitles the holder to acquire one additional share of common stock at a price of $0.20 per share for two years.

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

November 25, 2019